Form 10-Q
period 2026-06-30
INNIO N.V.
filed 2026-07-28
CIK 2109150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30
, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File Number:
001
–
43329

INNIO N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Nymphenburger Strasse 5 80335 Munich Germany	1101 W. St. Paul Ave. Waukesha, WI 53188

(Address of principal executive offices) (Zip code)

+49.89.2500381-0	+1.262.547.3311
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, nominal value €0.04 per share	INIO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13
o
r 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive
D
ata File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months
(o
r for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smalle
r repo
rting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non–accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition p eri
od for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
.
 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No
☒
As of July 27, 2026, the registrant had
750,000,000
common shares, nominal value €
0.04
per
sh
are, outstanding.

2

Cautionary Note Regarding Forward–looking Statements

This Quarterly Report on Form 10–Q contains forward–looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10–Q are forward–looking statements. In some cases, you can identify forward–looking statements by terms such as “may,” “will,” “should,” “aim,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward–looking statements contain these words. Forward–looking statements contained in this Quarterly Report on Form 10–Q, include without limitation, statements regarding the potential impact of any economic conditions and the global geopolitical landscape, including global instability due to United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth and the ongoing geopolitical conflicts such as the Iran conflict, Russia– Ukraine conflict and ongoing tensions between the United States and China and China and Taiwan on our business and operations, marketing and manufacturing capabilities and strategy, the sufficiency of our cash, cash equivalents and investments, and the plans and objectives of management for future operations and capital expenditures.

The forward–looking statements in this Quarterly Report on Form 10–Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward– looking statements speak only as of the date of this Quarterly Report on Form 10–Q and are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including those described under the sections in this Quarterly Report on Form 10–Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10–Q.

Because forward–looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward–looking statements as predictions of future events. The events and circumstances reflected in our forward–looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward–looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward–looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

3

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INNIO N.V.
Consolidated Statements of Operations
(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions of $, except share and per share amounts)	Notes	2026	2025	2026	2025
Sales of equipment and products	2	$569.3	$354.1	$891.8	$564.3
Sales of services	2	368.4	305.4	714.7	589.2

Net sales		937.7	659.5	1,606.5	1,153.5
Cost of equipment and products sold		421.6	251.0	662.5	397.5
Cost of services sold		208.2	180.1	402.3	338.2

Gross profit		307.9	228.4	541.7	417.8
Selling, general, and administrative expenses		232.2	101.4	375.2	198.4
Research and development expenses		31.9	27.2	60.8	46.4
Other operating (income) expense—net		(1.3)	(1.3)	(2.5)	(3.1)

Operating income		45.1	101.1	108.2	176.1
Interest expense and related financing costs—net		52.9	21.5	123.7	50.1
Other (income) expense - net		(3.7)	(0.9)	(6.9)	(1.5)

Income (loss) before income taxes		(4.1)	80.5	(8.6)	127.5
Income tax expense	16	12.8	18.1	17.3	30.1

Net income (loss)		(16.9)	62.4	(25.9)	97.4

Net income (loss) attributable to non-controlling interests		(1.6)	(0.1)	(3.4)	(0.1)

Net income (loss) attributable to INNIO N.V. shareholders		$(15.3)	$62.5	$(22.5)	$97.5

Earnings (loss) per share attributable to INNIO N.V.:
Basic	22	(0.02)	0.08	(0.03)	0.13
Diluted		(0.02)	0.08	(0.03)	0.13
Weighted-average number of shares outstanding:
Basic		750,000,000	750,000,000	750,000,000	750,000,000

Diluted		750,000,000	750,000,000	750,000,000	750,000,000

See accompanying notes to the Consolidated Financial Statements

4

INNIO N.V.
Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of $)	2026	2025	2026	2025
Net income (loss)	$(16.9)	$62.4	$(25.9)	$97.4
Other comprehensive income (loss), net of taxes:
Defined benefit plans	0.4	0.7	(1.0)	0.6
Currency translation adjustments	7.6	26.3	15.7	37.6
Cash flow hedges	(9.2)	(5.6)	(9.5)	(7.5)
Total other comprehensive income (loss), net of taxes	(1.2)	21.4	5.2	30.7
Comprehensive income (loss)	(18.1)	83.8	(20.7)	128.1
Less: comprehensive income (loss) attributable to the noncontrolling interests	(1.8)	(0.1)	(3.7)	(0.1)

Comprehensive income (loss) attributable to INNIO N.V. shareholders	$(16.3)	$83.9	$(17.0)	$128.2

See accompanying notes to the Consolidated Financial Statements.

5

INNIO N.V.
Consolidated Statements of Financial Position
(Unaudited)

(in millions of $, except share data)	Note	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents		$1,039.9	$689.5
Accounts receivable—net	14	234.2	204.4
Inventories	12	958.1	601.2
Prepaid expenses	13	175.2	117.9
Other current assets	15	207.9	180.8

Total current assets		2,615.3	1,793.8
Property, plant, and equipment—net	5	599.1	540.4
Goodwill	4	1,648.8	1,686.6
Intangible assets—net	4	719.7	777.3
Other non-current assets	15	141.1	104.4

Total assets		$5,724.0	$4,902.5

Liabilities
Current liabilities
Accounts payable		$466.7	$273.3
Contract liabilities	17	970.1	546.2
Accrued liabilities	18	235.4	186.1
Obligations under supplier finance programs	8	181.2	157.0
Obligations related to factoring arrangements		43.0	59.5
Other current liabilities	19	194.5	153.7

Total current liabilities		2,090.9	1,375.8
Long-term debt - net	7	2,607.1	2,647.4
Contract liabilities	17	426.8	269.9
Deferred taxes	16	204.3	214.6
Other non-current liabilities	19	175.8	166.7

Total liabilities		5,504.9	4,674.4
Commitments and guarantees	21
Shareholders’ equity	20
Common stock , €0.04 nominal value; 750,000,000 shares issued and outstanding (1)		34.9	34.9
Additional paid-in capital		111.6	103.2
Retained earnings		77.8	100.3
Accumulated other comprehensive loss		(15.1)	(20.6)

Total INNIO N.V. shareholders’ equity		209.2	217.8
Non-controlling interests		9.9	10.3

Total shareholders’ equity		219.1	228.1

Total liabilities and shareholders’ equity		$5,724.0	$4,902.5

(1)	The nominal value, shares issued and outstanding and additional paid-in capital have been adjusted for the 2025 balance. Refer to Note 22 for more information.
See accompanying notes to the Consolidated Financial Statements.

6

INNIO N.V.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

				Accumulated other comprehensive income (loss)
(in millions of $)	Common stock	Additional paid-in capital	Retained earnings	Currency translation reserve	Cash flow hedge reserve	Defined benefit plans reserve	Equity attributable to shareholders of INNIO N.V.	Non-controlling interests	Total
Balance as of April 1, 2025	$34.9	$827.0	$(9.0)	$(40.4)	$(5.2)	$(0.3)	$807.0	$—	$807.0
Net income (loss)	—	—	62.5	—	—	—	62.5	(0.1)	62.4
Other comprehensive income (loss), net of tax	—	—	—	26.3	(5.6)	0.7	21.4	—	21.4
Contribution from non-controlling Interests	—	—	—	—	—	—	—	0.0	0.0

Balance as of June 30, 2025	$34.9	$827.0	$53.5	$(14.1)	$(10.8)	$0.4	$890.9	$(0.1)	$890.8

Balance as of April 1, 2026	$34.9	$110.5	$93.1	$(15.3)	$(0.9)	$2.1	$224.4	$11.8	$236.2
Net income (loss)	—	—	(15.3)	—	—	—	(15.3)	(1.6)	(16.9)
Other comprehensive income (loss), net of tax	—	—	—	7.8	(9.2)	0.4	(1.0)	(0.2)	(1.2)
Transactions with non-controlling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation expense	—	1.1	—	—	—	—	1.1	—	1.1

Balance as of June 30, 2026	$34.9	$111.6	$77.8	$(7.5)	$(10.1)	$2.5	$209.2	$9.9	$219.1

7

				Accumulated other comprehensive income (loss)
(in millions of $)	Common stock	Additional paid-in capital	Retained earnings	Currency translation reserve	Cash flow hedge reserve	Defined benefit plans reserve	Equity attributable to shareholders of INNIO N.V.	Non-controlling interests	Total
Balance as of January 1, 2025	$34.9	$827.0	$(44.0)	$(51.7)	$(3.3)	$(0.2)	$762.7	$—	$762.7
Net income (loss)	—	—	97.5	—	—	—	97.5	(0.1)	97.4
Other comprehensive income (loss), net of tax	—	—	—	37.6	(7.5)	0.6	30.7	—	30.7
Contribution from non-controlling Interests	—	—	—	—	—	—	—	0.0	—

Balance as of June 30, 2025	$34.9	$827.0	$53.5	$(14.1)	$(10.8)	$0.4	$890.9	$(0.1)	$890.8

Balance as of January 1, 2026	$34.9	$103.2	$100.3	$(23.5)	$(0.6)	$3.5	$217.8	$10.3	$228.1
Net income (loss)	—	—	(22.5)	—	—	—	(22.5)	(3.4)	(25.9)
Other comprehensive income (loss), net of tax	—	—	—	16.0	(9.5)	(1.0)	5.5	(0.3)	5.2
Contribution from Parent	—	7.3	—	—	—	—	7.3	—	7.3
Transactions with non-controlling interests	—	—	—	—	—	—	—	3.3	3.3
Share-based compensation expense	—	1.1	—	—	—	—	1.1	—	1.1

Balance as of June 30, 2026	$34.9	$111.6	$77.8	$(7.5)	$(10.1)	$2.5	$209.2	$9.9	$219.1

See accompanying notes to the Consolidated Financial Statements.

8

INNIO N.V.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions of $)	2026	2025
Net income (loss)	$(25.9)	$97.4
Adjustments to reconcile net income to cash from operating activities
Depreciation of property, plant, and equipment	33.6	26.7
Amortization of intangible assets	44.7	45.4
Accrued long-term incentive plan compensation	61.5	—
Foreign currency losses (gains)	33.7	(11.7)
Amortization of operating lease right-of-use assets	11.4	8.1
Other non-cash expense (income)	32.0	11.8
Changes in assets and liabilities
Accounts receivable	(33.7)	20.2
Inventories	(379.7)	(144.6)
Prepaid expenses	(58.8)	(4.1)
Accounts payable	205.3	19.3
Contract liabilities	594.5	100.5
Accrued liabilities	(7.3)	(38.1)
All other assets and liabilities	(67.7)	(40.3)

Net cash provided by operating activities	443.6	90.6
Additions to property, plant, and equipment	(94.1)	(39.4)
Additions to intangible assets	(7.5)	(8.8)
All other investing activities	0.3	2.3

Net cash used for investing activities	(101.3)	(45.9)
Repayment of loans and borrowings	(3.8)	(3.0)
Proceeds / (payments) from supplier finance programs, net	29.2	52.4
Payments for obligations from finance lease and sale-and-leaseback transactions	(1.7)	(2.2)
Proceeds from contribution from non controlling interest	3.3	—
Transaction costs related to new loans and refinancing of existing loans	(6.6)	—
All other financing activities	(2.9)	(1.9)

Net cash provided by financing activities	17.5	45.3
Effect of currency exchange rate changes on cash and cash equivalents	(9.4)	16.9

Increase in cash and cash equivalents	350.4	106.8
Cash and cash equivalents at the beginning of the period	689.5	378.5

Cash and cash equivalents at the end of the period	$1,039.9	$485.3

Supplemental disclosure of cash flows information
Cash paid during the period for interest	(91.9)	(73.2)
See accompanying notes to the Consolidated Financial Statements.

9

INNIO N.V.
Notes to the Consolidated Financial Statements (Unaudited)
Note 1. Operations and summary of significant accounting policies
1.1. Organization. INNIO N.V. (the “Company,” “INNIO,” or the “Group”), formerly known as INNIO Holding GmbH, is a global provider of distributed power generation equipment and services operating primarily under the Jenbacher and Waukesha brands. Refer to section 1.2 Reorganization, below for further details. The Group designs, manufactures, and services gas-fueled
reciprocating engines and related solutions for industrial, commercial, municipal and data center applications, with primary operations in Austria, the United States, and Canada, supported by a worldwide services network. The Group reports financial results through two operating segments: Equipment and Services.

1.	The Equipment segment designs, manufactures, and sells new engines, product-related equipment and related solutions addressing data center, power solutions, and compression business lines.

2.
The Services segment provides aftermarket services through an engine’s lifecycle, including long-term service agreements, spare parts, overhauls, remanufacturing of engines and components, digital solutions, and service-related activities.

1.2. Reorganization. On September 26 2025, the Company completed a reorganization of its legal entity structure, whereby the accounting predecessor INNIO Group Holding GmbH became an indirect wholly-owned subsidiary of INNIO Holding GmbH. The Reorganization was accounted for as a transaction under common control and reflected prospectively from the date of transfer. See our audited consolidated financial statements for the year ended December 31, 2025 as disclosed in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with our IPO (the “Prospectus”).
On June 3, 2026, INNIO Holding GmbH was converted, without interruption of its existence as legal entity, from a German limited liability company (
Gesellschaft mit beschränkter Haftung
) into INNIO Group Holding B.V., a Dutch private company with limited liability (
besloten vennootschap met beperkte aansprakelijkheid
). Following such conversion, the nominal value of the then

25,000
outstanding common shares in INNIO Group Holding B.V. was reduced to EUR
0.04
, and
749,975,000
new common shares were issued to our Principal Shareholder.
Thereafter, without interruption of its existence as legal entity, INNIO Group Holding B.V. was converted into a public company under Dutch law (
naamloze vennootschap
), and our legal name changed to INNIO N.V. Refer to Note 22 – Earnings (loss) per share for more information.
1.3. Basis of presentation. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statement and present the historical results of operations, comprehensive income (loss) and changes in equity for the three and six months ended June 30, 2026 and 2025, the financial position as of June 30, 2026 and December 31, 2025 and cash flows for the six months ended June 30, 2026 and 2025. Certain information related to our significant accounting policies and note disclosures have been condensed or omitted. In the opinion of management, the unaudited Consolidated Financial Statements for the interim periods presented include all adjustments necessary to present a fair statement of the results for such interim periods. These unaudited consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements, related notes and significant accounting policies for the fiscal year ended December 31, 2025, as disclosed in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with our IPO (the “Prospectus”). The unaudited consolidated financial statements are presented in millions of U.S. dollars (“USD”), unless otherwise stated. Certain amounts may not sum due to rounding and percentages are calculated based on underlying amounts expressed in millions.
1.4. Use of Estimates. The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions about current, and for certain estimates, future, economic and market conditions that affect reported amounts and related disclosures. These assumptions are deemed to be reasonable under the circumstances and although current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from expectations, which could materially affect the results of operations, financial position and cash flows.
Estimates are used for, but are not limited to, determining the point in time when control transfers to the customer for revenues, contract margins and costs to complete the project when applying the percentage-of-completion
method for revenues, recognition and measurement of warranty obligations, impairment assessments of goodwill and indefinite-lived intangible assets, contingent consideration liabilities, fair-value measurements, and the recognition and measurement of deferred tax asset valuation allowances.
For further information on our significant accounting policies, please refer to our annual audited consolidated financial statements for the fiscal year ended December 31, 2025, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with our IPO (the “Prospectus”).

1
0

1.5 Equity method investments.
Equity method investments represent investments in entities over which the Company has the ability to exercise significant influence, but not control. The initial investments in these entities are recorded at cost and subsequently adjusted for the Company’s proportionate share of the investees’ net income or losses. Where the Company executes transactions with its equity method investments, its proportionate share in any profits or losses of an equity method investment is eliminated until realization of the related profit and losses by the investee. Dividends received from equity method investees reduce the carrying amount of investment when received and do not impact the Company’s earnings. Equity method investments are assessed for other-than-temporary impairment when indicators suggest that its carrying amount may not be recoverable. Investments are presented within Other non-current
assets in the consolidated statements of financial position and the Company’s share of the results from these investments is reported in consolidated statements of operations within Other (income) expense - net.
As of June 30, 2026, the Company’s equity method investments balance consists of a 24.9%
 interest in Nordic (Luxembourg) S.à r.l. (“Nordic LuxCo”). The equity method investment is recognized in Other non-current
assets in the consolidated statements of financial position. The loss from equity method investments for the three and six months ended June 30, 2026 was $0.7 million and $0.7 million, respectively. Refer to Note 25 – Related party transactions and Note 26 – Variable interest entities for further information.
1.6. Recently adopted accounting standards.
Financial instruments - Credit losses (ASU
2025-05,
Topic 326). In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU
2025-05,
which amends ASC
326-20
to provide a practical expedient that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Beginning fiscal 2026, the Company adopted ASU
2025-05
and applied the practical expedient, which did not have a material impact on the consolidated financial statements or disclosures.
1.7. Accounting standards issued but not yet adopted.
Disaggregation of income statement expenses (ASU 2024-03, Subtopic 220-40)
. In November 2024, the FASB issued ASU
2024-03,
which requires tabular disaggregation of specified natural expense categories (for example, employee compensation, depreciation, amortization of intangibles, and inventory-related costs) that are included in income statement captions such as cost of sales and SG&A. The amendments are effective for annual periods beginning after December 15, 2026 (calendar year 2027), with interim periods beginning after December 15, 2027. The Company is evaluating the impact; no recognition or measurement changes are expected, but note disclosure may expand upon adoption.
Derivatives and revenue recognition (ASU 2025-07, Topics 815 and 606).
In September 2025, the FASB issued ASU
2025-07,
Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments refine the scope of derivative accounting by introducing a new scope exception for certain non-exchange-traded
contracts and clarify the accounting for share-based noncash consideration received from customers in revenue arrangements. The amendments are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of the amendments on its accounting policies and disclosures; no recognition or measurement changes are expected.

1
1

Derivatives and hedging (ASU 2025-09, Topic 815)
. In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which makes targeted amendments to hedge accounting guidance intended to better align accounting with entities’ risk management activities and to clarify certain aspects of cash flow, fair value, and net investment hedges. The amendments are effective for fiscal years beginning after December 15, 2026 for public business entities and after December 15, 2027 for all other entities, with early adoption permitted. The Company is evaluating the impact of the amendments on its hedge accounting policies and disclosures; no recognition or measurement changes are expected.
Government grants (ASU 2025-10, Topic 832).
In December 2025, the FASB issued ASU 2025-10, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. The amendments are effective for fiscal years beginning after December 15, 2028, with early adoption permitted. The Company is evaluating the impact of these amendments.
All other ASUs issued but not yet adopted were assessed and determined that they either were not applicable or were not expected to have a material impact on our financial statements.
Note 2. Revenue from contracts with customers
Disaggregation of sales
. The Company’s sales are disaggregated by geographic market and by type as follows for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(in millions of $)	Equipment	Service	Total
Germany	27.9	54.3	82.2
Total Europe	143.7	172.2	315.9
United States	320.3	83.6	403.9
Total North America	334.5	105.0	439.5
Rest of World	91.1	91.2	182.3

Total	569.3	368.4	937.7

	Three Months Ended June 30, 2025
(in millions of $)	Equipment	Service	Total
Germany	25.0	50.0	75.0
Total Europe	109.4	153.6	263.0
United States	150.5	50.1	200.6
Total North America	151.3	69.7	221.0
Rest of World	93.4	82.1	175.5

Total	354.1	305.4	659.5

The Company’s sales are disaggregated by geographic market and by type as follows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
(in millions of $)	Equipment	Service	Total
Germany	46.7	107.7	154.4
Total Europe	231.9	347.2	579.1
United States	500.7	143.5	644.2
Total North America	520.6	184.7	705.3
Rest of World	139.3	182.8	322.1

Total	891.8	714.7	1,606.5

	Six Months Ended June 30, 2025
(in millions of $)	Equipment	Service	Total
Germany	47.3	100.6	147.9
Total Europe	152.8	300.1	452.9
United State s	243.3	100.9	344.2
Total North America	252.3	136.7	389.0
Rest of World	159.2	152.4	311.6

Total	564.3	589.2	1,153.5
Revenues from customers are attributed to geographic areas based on the end customer’s location when known at the time of revenue recognition. In case of stock orders by distributors or packagers where the end customer location is not known at the time of the sale, the ship to location is used. Information is aggregated as Europe, North America and Rest of World.
Remaining Performance Obligations
As of June 30, 2026, the Company entered into contracts with customers for which revenue has not been recognized as the performance obligations have not yet been satisfied. The amount of unsatisfied performance obligations is $8.8 billion, with approximately 79% of the amount expected to be recognized in the 24 months following June 30, 2026. The Company expects to recognize this revenue as the remaining performance obligations are satisfied.
Note 3. Segment reporting
Effective December 2025, the Company realigned its internal reporting structure to reflect changes in how the Chief Operating Decision Maker (“CODM”) reviews budgets and forecasts, operating results, evaluates performance and allocates resources. As a result, the Company now manages its business in two reportable segments: (i) Equipment and (ii) Services.

•
The Equipment Segment designs, manufactures, and sells new Jenbacher and Waukesha engines, project-related equipment, and related solutions. Equipment segment revenues are further disaggregated by end market into Data Center, Power Solutions, and Compression, consistent with how the CODM evaluates performance across key markets.

•
The Services Segment provides aftermarket services through an engine’s lifecycle, including long-term service agreements, spare parts, overhauls, remanufacturing of engines and components, digital solutions, and other service-related activities.

Prior to December 2025, the Company’s internal management reporting was prepared in accordance with International Financial Reporting Standards (“IFRS”). For purposes of these consolidated financial statements, segment information for the three months and six months ended June 30, 2025 has been converted to U.S. GAAP and revised to be consistent with the aforementioned modified segment organization and reporting structure, as well as the Company’s presentation currency.

1

The Company’s CODM is the senior management team, consisting of the
Chief Executive Officer
and Chief Financial Officer.
The CODM uses Adjusted Segment EBITDA as the primary measure of segment profit or loss to assess segment performance and allocate resources. The CODM reviews Adjusted Segment EBITDA by segment in the annual budgeting process and in quarterly business reviews, including comparisons to budget, prior year and the latest forecast. These reviews are used by the CODM to make decisions regarding prioritization of resources (such as staffing and discretionary spending), sequencing of operational initiatives, and capital investment priorities across the Equipment and Services Segments.
Adjusted Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for items that management believes are not indicative of core operating performance, including restructuring costs, transaction related costs associated with acquisitions and other strategic activities, transformation costs related to significant organizational change initiatives, costs incurred for IPO and public-market readiness costs and share-based compensation.
Certain corporate functions, including Group Management, Compliance, Executive Consultancy, Communication, Group Treasury, Transformation and Legal are not allocated to operating segments and are reported as unallocated corporate costs. Other shared costs may be allocated to segments based on usage, when applicable, in a manner consistent with the CODM reporting package.
Revenues are reported for the Equipment and Service groupings described above;
sub-unit
information is presented where it is regularly provided to the CODM.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of $)	2026	2025	2026	2025
Equipment revenue
Data Center	232.4	118.0	339.4	170.3
Power Solutions	273.6	181.5	441.7	295.8
Compression	63.3	54.6	110.7	98.2

Total equipment revenue	569.3	354.1	891.8	564.3
Service revenue
Transactional	236.1	192.8	442.3	364.8
Contractual	132.3	112.6	272.4	224.4

Total service revenue	368.4	305.4	714.7	589.2

Total revenue	937.7	659.5	1,606.5	1,153.5
Contractual Service Agreements (“CSAs”), which cover parts and labor, and Material Stream Agreements (“MSAs”), which cover parts only, together comprise our long-term service agreements (“LSAs”). LSAs and digital solutions including myPlant together form Contractual Services. Transactional services cover transactional parts and labor, overhaul and repair, engine conversions, modifications and upgrades (“CM&U”) and commissioning.
There are no intersegment revenues in the periods presented.
The following expense categories are regularly reviewed by the CODM and are included in the determination of Adjusted Segment EBITDA:

•
Cost of goods and services sold, including materials and components, direct manufacturing labor, warranty provisions, cost of quality, logistics and freight, other variable costs, manufacturing variances from standard costs, and variable factory overhead.

•	Selling, general & administrative expenses, including selling, marketing, and segment-level administrative costs.

1

•	Research and development expenses, and

•	Other segment items, primarily consisting of other operating income or expense, non-significant cost categories, and limited management adjustments reviewed by the CODM.
Selected financial information for each segment is as follows:

	Three Months Ended June 30, 2026
(in millions of $)	Equipment	Service	Total from Reportable Segments
Total revenue	569.3	368.4	937.7
Less: Significant segment expenses regularly provided to the CODM (a)
Cost of goods and services sold	(421.6)	(208.2)	(629.8)
Research and development	(20.6)	(11.3)	(31.9)
Selling, general and administrative expenses	(65.0)	(53.6)	(118.6)
Depreciation and amortization	14.4	12.7	27.1
Other non-cash items (b)	1.2	0.8	2.0
Management adjustments (c)	0.4	0.9	1.3
Other segment items (d)	0.5	0.1	0.6

Adjusted Segment EBITDA (e)	78.6	109.8	188.4

	Three Months Ended June 30, 2025
(in millions of $)	Equipment	Service	Total from Reportable Segments
Total revenue	354.1	305.4	659.5
Less: Significant segment expenses regularly provided to the CODM (a)
Cost of goods and services sold	(251.0)	(180.1)	(431.1)
Research and development	(13.9)	(13.3)	(27.2)
Selling, general and administrative expenses	(35.9)	(40.6)	(76.5)
Depreciation and amortization	11.3	13.3	24.6
Other non-cash items (b)	1.2	0.9	2.1
Management adjustments (c)	0.1	0.5	0.6
Other segment items (d)	0.2	(0.2)	—

Adjusted Segment EBITDA (e)	66.1	85.9	152.0

1

	Six Months Ended June 30, 2026
(in millions of $)	Equipment	Service	Total from Reportable Segments
Total revenue	891.8	714.7	1,606.5
Less: Significant segment expenses regularly provided to the CODM (a)
Cost of goods and services sold	(662.5)	(402.3)	(1,064.8)
Research and development	(39.3)	(21.5)	(60.8)
Selling, general and administrative expenses	(120.5)	(100.3)	(220.8)
Depreciation and amortization	27.1	25.2	52.3
Other non-cash items (b)	3.3	2.2	5.5
Management adjustments (c)	0.6	1.5	2.1
Other segment items (d)	1.0	0.3	1.3

Adjusted Segment EBITDA (e)	101.5	219.8	321.3

	Six Months Ended June 30, 2025
(in millions of $)	Equipment	Service	Total from Reportable Segments
Total revenue	564.3	589.2	1,153.5
Less: Significant segment expenses regularly provided to the CODM (a)
Cost of goods and services sold	(397.5)	(338.2)	(735.7)
Research and development	(23.8)	(22.6)	(46.4)
Selling, general and administrative expenses	(73.3)	(80.9)	(154.2)
Depreciation and amortization	21.9	26.1	48.0
Other non-cash items (b)	2.1	1.6	3.7
Management adjustments (c)	0.1	0.9	1.0
Other segment items (d)	0.5	0.1	0.6

Adjusted Segment EBITDA (e)	94.3	176.2	270.5
Note
s:

(a)
Significant segment expenses represent categories that are regularly provided to and used by the CODM to assess performance and allocate resources. These include Cost of equipment and products sold, Cost of services sold, Selling, general and administrative expenses, Research and development expenses, and Other segment items that are not individually significant.

(b)	Other non-cash items include amortization expenses of capitalized costs to obtain contracts.
(c)	Management adjustments are described below in the reconciliation of Adjusted Segment EBITDA to Net income.

1

(d)
Other segment items represent the residual components of the CODM measure of segment profit that are not otherwise separately disclosed as revenue or significant expense categories. It primarily includes Other operating (income) expense—net and other non-significant
cost categories (including certain shared or allocated costs included in segment results) that are reviewed by the CODM in aggregate (e.g., foreign currency transaction gains and losses, gains and losses on asset disposals, and miscellaneous operating items).

(e)
Adjusted Segment EBITDA is the CODM’s segment profit measure. Corporate/unallocated costs (“HQ”) are not included in Adjusted Segment EBITDA and are presented in the reconciliation to consolidated Net income.

The above expense categories are derived from internal management reports and may not correspond directly to the line items in the consolidated statements of operations. The reconciliation below represents how segment results reconcile to the consolidated financial statements.
Reconciliation of Adjusted Segment EBITDA to Net income
Adjusted Segment EBITDA is reconciled to Net income by presenting unallocated corporate costs not included in segment results, management adjustments, other non-cash
items, depreciation and amortization, Interest and other financial charges—net, non-operating
income (expense) and Income tax expense.

1

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of $)	2026	2025	2026	2025
Total Adjusted Segment EBITDA	188.4	152.0	321.3	270.5
Unallocated corporate costs (HQ & other not included in Adjusted Segment EBITDA)	(16.1)	(7.9)	(26.5)	(12.4)
Acquisition and Divestment related gains (losses) - net	(0.5)	(0.7)	(0.7)	(0.4)
Transaction costs	(0.5)	—	(4.6)	—
Transformation costs	(1.8)	(3.1)	(5.3)	(5.7)
IPO and Public market readiness costs	(81.2)	(0.1)	(91.1)	(0.1)
Share-based compensation	(1.1)	—	(1.1)	—

Management adjustments	(85.1)	(3.9)	(102.8)	(6.2)
Other non-cash items	(2.0)	(2.1)	(5.5)	(3.7)
Depreciation and amortization	(40.1)	(37.0)	(78.3)	(72.1)
Other income (expense) - net	3.7	0.9	6.9	1.5
Interest expense and related financing costs - net	(52.9)	(21.5)	(123.7)	(50.1)
Income tax expense	(12.8)	(18.1)	(17.3)	(30.1)

Net income (loss)	(16.9)	62.4	(25.9)	97.4
Management adjustments include the following breakdowns, and are reviewed by the CODM:

•
Acquisition and divestment related gains and losses incurred in connection with planned and completed acquisitions, including legal and professional fees. Contingent consideration arrangements (earn-outs) relate to specific acquisitions.

•	Transaction costs include legal and professional fees related to legal reorganization, as well as adapting INNIO’s financing structure.

•
Transformation costs include costs in a given year incurred in relation to significant organizational change initiatives, including capacity expansion initiatives. This includes the ramp up of our business transformation efforts to support our capacity expansion initiatives to strengthen internal manufacturing and supply chain foundations, supported by dedicated third-party expertise to accelerate the capacity uplift. Costs also include those associated with streamlining management structures, processes and operational performance.

•
IPO and Public market readiness costs that the Company incurs to implement financial statements in US GAAP, including: implementing SOX-compliant internal controls, improving processes and organization required for public US markets, bonuses linked to successful public offering including long-term incentive plans, and legal and advisory fees related to INNIO’s IPO. During the six months ended June 30, 2026, the Company incurred the following costs:

• Long-term incentive program 2023	$61.5 million
• Costs related to financial statements in US GAAP	$20.8 million
• Advisory fees	$4.1 million
• Others	$3.7 million
• Legal fees	$1.0 million

•	Share-based compensation represents RSUs awarded under the 2026 Incentive Award Plan.
Assets by segment are not disclosed because such information is not regularly reviewed by the CODM in allocating resources or assessing segment performance.
Note 4. Goodwill and intangible assets
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2026:

	2026
(in millions of $)	Equipment	Services	Total
Balance as of January 1	618.8	1,067.8	1,686.6
Remeasurement	—	—	—
Foreign currency effect	(13.9)	(23.9)	(37.8)

Balance as of June 30	604.9	1,043.9	1,648.8
Intangible assets:

	June 30, 2026
(in millions of $)	Gross carrying amount	Accumulated amortization	Net
Customer relationships	886.9	(485.8)	401.1
Capitalized development costs	460.4	(344.0)	116.4
Trade names & trademarks (indefinite)	202.0	—	202.0
Developed technology	0.8	(0.6)	0.2

Total (1)	1,550.1	(830.4)	719.7

(1)	Certain intangible assets are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation.

1

	December 31, 2025
(in millions of $)	Gross carrying amount	Accumulated amortization	Net
Customer relationships	912.4	(473.4)	439.0
Capitalized development costs	465.3	(334.2)	131.1
Trade names & trademarks (indefinite)	207.0	—	207.0
Developed technology	0.8	(0.6)	0.2

Total (1)	1,585.5	(808.2)	777.3

(1)	Certain intangible assets are denominated in foreign currencies. As such, the change in intangible assets includes a component attributable to foreign currency translation.
Amortization expense of definite-lived intangible assets amounted to $22.3 million and $22.8 million for the three months ended
June 30, 2026, and 2025, and
$44.7 million and $45.4 million for the six months ended June 30, 2026 and 2025, respectively.
During the six months ended June 30, 2026, the Company did not identify any reporting units or indefinite-lived intangibles that required an impairment test.
Note 5. Property, plant and equipment—net
Property, plant and equipment—net is comprised of the following:

(in millions of $)	June 30, 2026	December 31, 2025
Property, plant, and equipment—original cost	965.1	881.2
Accumulated depreciation	(366.0)	(340.8)

Total Property, plant, and equipment—net	599.1	540.4
Depreciation related to property, plant and equipment amounted to $17.9 million and $14.2 million for the three months ended June 30, 2026 and 2025
,
and $33.6 million and $26.7 million for the six months ended June 30, 2026 and 2025, respectively.
Finance lease
right-of-use
(“ROU”) assets had a net carrying amount of $25.7 million and $17.0 million as of June 30, 2026 and December 31, 2025, respectively.
Note 6. Leases
The Company leases offices, manufacturing facilities, vehicles, and other equipment.
Operating lease ROU assets are included in other
non-current
assets in the consolidated statements of financial position. The current portion of operating lease liabilities is included in Other current liabilities, and the long-term portion is included in Other non-current
liabilities in the consolidated statements of financial position. Operating lease expense is included within Cost of equipment and products sold, Cost of services sold and selling, general and administrative expenses within the consolidated statements of operations.

(in millions of $)	June 30, 2026	December 31, 2025
Current portion of operating lease liability	21.0	18.4
Non-current portion of operating lease liability	60.3	50.9

Total operating lease liability	81.3	69.3

Finance lease ROU assets are included within Property, plant and equipment—net in the consolidated statement of financial position. The current portion of finance lease liabilities is included in Other current liabilities, and the long-term portion is included in Other non-current
liabilities in the consolidated statements of financial position.

(in millions of $)	June 30, 2026	December 31, 2025
Current portion of finance lease liability	8.5	2.7
Non-current portion of finance lease liability	18.0	15.1

Total finance lease liability	26.5	17.8
The break out of the Company’s lease expenses are as follows:

	Three Months Ended June 30,
(in millions of $)	2026	2025
Operating lease expense	7.1	5.1
Short term lease expense	0.6	0.1
Finance leases—amortization	1.0	0.3
Finance leases—interest	0.3	0.2

Total lease expense	9.0	5.7

	Six Months Ended June 30,
(in millions of $)	2026	2025
Operating lease expense	13.5	9.5
Short term lease expense	0.7	0.2
Finance leases—amortization	1.8	0.6
Finance leases—interest	0.6	0.3

Total lease expense	16.6	10.6
No
variable lease expense was incurred for the three and six months ended June 30, 2026 and 2025.
Note 7. Long-term debt—current and
non-current
The Company’s current and
non-current
portions of long-term debt are comprised of the following:

(in millions of $)	June 30, 2026	December 31, 2025
Long-term debt—net	2,607.1	2,647.4
Current portion of Long-term debt—net	11.6	11.4

Total	2,618.7	2,658.8
Unamortized issuance
 costs deducted from debt were $
9.2
 million and $
14.0

million as of June 30, 2026 and December 31, 2025, respectively.
Available facilities as of June 30, 2026 are:

Facility drawn	Nominal Amount (a)	Currency	Rate /Margin (b)	Maturity
Term Loan B—EUR	1,100.0	EUR	Euribor + 2.00% (0% floor)	11/2/2031
Term Loan B—USD	1,339.5	USD	SOFR + 1.75% (0% floor)	11/2/2031
Term Facility—CAD	49.0	CAD	CORRA + 1.36%	9/25/2030
Facility undrawn
Revolving Credit Facility (RCF)	210.0	EUR	SOFR/Euribor + 2.00%	5/2/2031
Ancillary Facility – ERSTE Bank (c)	40.0	EUR	SOFR/Euribor + 2.50%	7/31/2027
Ancillary Facility – HELABA	50.0	EUR	SOFR/Euribor + 2.00%	5/2/2031

(a)	Nominal amounts without principal amortization payments.
(b)
The table includes the conditions as of 30.06.2026 and loans bear variable interest rates based on Secured Overnight Finance Rate (“SOFR”), Euro Interbank Offered Rate (“EURIBOR”) or Canadian Overnight Repo Rate Average (‘‘CORRA’’) plus applicable margins depending on the leverage ratios.

(c)	$ 36.5 million of the ERSTE Bank ancillary facility line was temporarily allocated to the supplier finance program as of June 30, 2026.

2
0

Interest expense on loans & borrowings (including the effect of hedging) were $34.3 million and $28.0 million for the three months ended
June 30, 2026 and 2025
and $68.8 million and $56.0 million for the six months ended June 30, 2026 and 2025, respectively.
Amortization of issuance costs and debt extinguishment costs were $0.4 million and $1.1 million for the three months ended

June 30, 2026 and 2025
and $7.8 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively.
The following table summarizes the undiscounted future cash outflows of the Company’s long-term debt including interest:

(in millions of $)	2026	2027	2028	2029	2030	Thereafter	Total
Principal	7.6	15.8	14.6	15.1	44.7	2,530.1	2,627.9
Interest	64.8	127.9	127.4	126.3	125.2	103.6	675.2

Total	72.4	143.7	142.0	141.4	169.9	2,633.7	3,303.1
On February 16, 2026, the Company amended the SFA and refinanced the Facility B2. Following the amendment, commitments under the Facility B (EUR) and Facility B (USD) were €1,100.0 million and $
1,339.5
 million, respectively. The amendment lowered the margin of Facility B (EUR) and Facility B (USD) to 2.5% and 2.0%, which resulted in effective margins used to amortize debt issuance costs of 2.56% and 2.06%, respectively (please refer above for the structure of effective interest rate). As a result of the amended SFA, the facilities will mature on November 2, 2031. The Euro-denominated loan facility is to be repaid at maturity, the U.S. dollar-denominated facility requires quarterly installment payments of $3.3 million beginning mid-2026.
As of June 30, 2026, €1,100.0 million and $
1,336.2
 million, respectively, were still outstanding.
The Company evaluated the February 16, 2026 refinancing under ASC
470-50,
Debt—Modifications and Extinguishments, to determine whether the transaction represented a debt modification or extinguishment. This evaluation was performed on a lender-by-lender
basis and considered changes in lender participation and whether changes in terms were substantial. For lenders that exited the syndicate, the refinancing was accounted for as a debt extinguishment, and the related unamortized debt issuance costs were expensed. For lenders that reduced their commitments, a proportionate amount of previously capitalized financing costs was expensed. For continuing lenders whose modified terms did not result in a change in the present value of future cash flows exceeding 10%, the refinancing was accounted for as a debt modification, with third-party fees expensed.
As a result of the refinancing, the Company expensed $3.0 million of unamortized debt issuance costs related to the portions of the SFA accounted for as extinguishments and continues to amortize $8.2 million of deferred financing costs related to the portion of debt that remained outstanding and was accounted for as a modification. In addition, the Company incurred new financing costs of $3.3 million, which were expensed in accordance with the ASC 470 assessment.
Upon the
c
losing
 of the IPO on June 5 2026, the margin (at each level of the margin ratchet) applicable to the Term Loan B facilities and the RCF was reduced by
0.50
% per annum (subject to a minimum floor of
1.75
% applicable to Consolidated Term Loan B – USD only).
The Company also has access to a revolving credit facility (“RCF”) and ancillary facilities.

2
1

In June 2026, the Company executed an amend and extend transaction for the RCF of $225 million and the €250 million guarantee facility. The RCF was increased and redenominated from $225.0 million (comprising of $140.0 million RCF, $45.0 million ancillary facility with Landesbank
Hessen-Thüringen
Girozentrale, as well as a $40.0 million ancillary facility with Erste Group Bank AG) to €300.0 million (comprising of €210.0 million RCF, €50.0 million ancillary facility with Landesbank
Hessen-Thüringen
Girozentrale
,
 as well as a €40.0 million ancillary facility with Erste Group Bank
AG).
As
 part of the transaction, the maturity of the €250.0 million guarantee facility, the €210.0 million RCF and the €50.0 million ancillary facility with Landesbank
Hessen-Thüringen
Girozentrale was extended from May 2028 to May 2031. As a result of the refinancing, the Company incurred new financing costs of $3.3 million which were capitalized in accordance with the ASC 470 assessment and will be amortized over the facility term.
Separately in June 2026, the maturity of the €40.0 million ancillary facility with Erste Group Bank AG was extended from July 2026 to July 2027 (subject to annual extension).
The RCF is subject to
an annual
commitment fee equal to 30% of the applicable revolving facility margin, calculated on the undrawn amount of the RCF.
The Company’s borrowings are primarily secured by a pledge of shares in subsidiaries,
liens over the Company’s bank accounts along with certain assets of the Company, mainly relating to the North American subsidiaries.
The total assets pledged as collateral in connection with the Company’s borrowing arrangements were:

(in millions of $)	June 30, 2026	December 31, 2025
Cash and cash equivalents	697.4	430.4
Accounts receivable—net	106.9	78.4
Inventories	429.4	221.4
Other current assets	25.5	8.4
Property, plant, and equipment—net	118.3	106.3
Intangible assets—net	26.7	27.8
Other non-current assets	12.7	10.0

Total	1,416.9	882.7
The Company was in compliance with all applicable financial covenants as of June 30, 2026 and December 31, 2025. In the event of non-compliance
with the financial covenants or the occurrence of an event of default under the Senior Facilities Agreement (“SFA”), the lenders may, at their discretion, exercise remedies available under the agreement, including acceleration of outstanding borrowings. Fees related to the unused portions of the facilities were not material for the six months ended June 30, 2026 and 2025.
Note 8. Obligations under supplier finance programs
The Company maintains supplier finance arrangements (also referred to as “reverse factoring”) with certain financial institutions to facilitate early payment to participating suppliers. The Company’s payment terms with these suppliers, which are considered to be commercially reasonable, generally extend up to 180 days.
INNIO N.V. and other subsidiaries provide a guarantee in connection with these supplier finance arrangements. No additional assets are pledged as collateral. The settlement terms for trade payables subject to these programs are consistent with the Company’s standard payment terms.
As of June 30, 2026 and December 31, 2025, outstanding obligations under supplier finance programs were $181.2 million and $157.0 million, respectively.

2
2

Note 9. Warranty provisions
The Company recognizes warranty provisions for the estimated costs of fulfilling its warranty obligations. Warranty provisions are categorized as either general or specific.
Warranty provisions are presented within the Company’s other current liabilities and other non-current
liabilities in the consolidated statements of financial position. Warranty provisions were $59.4 million and $60.8 million as of June 30, 2026 and December 31, 2025, respectively.
Standard warranty coverage generally ranges from 12 to 36 months from delivery or commissioning, depending on the product line, and provisions reflect the estimated costs over the applicable coverage period.

(in millions of $)	2026	2025
Balance as of January 1	60.8	55.1
Current year provisions	14.0	11.1
Expenditure	(9.5)	(8.8)
Other changes	(5.9)	2.7

Balance as of June 30	59.4	60.1
current	23.0	19.1
non-current	36.4	41.0
Note 10. Employee benefits
The Company operates defined benefit plans in Austria and in certain other jurisdictions.
Defined Benefit Plans
As of June
 30, 2026 and December 31, 2025, the net defined benefit liability was $31.1 million and $31.6 million
, respectively, and is included within employee benefits in Note 19 – Other liabilities. The net liability from defined benefit plans is recorded in Other liabilities in the consolidated statements of financial position.
The Company expects to make the following benefit payments under its defined benefit plans in Austria for the next five fiscal years and in aggregate for the five fiscal years afterwards: approximately $
0.8 million in 2026, $0.7 million in 2027, $1.3 million in 2028, $1.6 million in 2029, $3.3 million in 2030, and $14.0 million in the period 2031 through 2035.
Defined Contribution Plans
The Company operates defined contribution plans in Austria, in the United States and in certain other jurisdictions.
The cost incurred related
 to the Company’s defined contribution plans
i
n

A
u
s
t
r
i
a

amounted to $11.6 million and $10.1 million for the three months ended
June 30, 2026 and 2025,
 and $23.5 million and $19.9 million for the six months ended June 30, 2026 and 2025, respectively.
The cost incurred related to
 the Company’s defined contribution plans in the United States amounted to $3.3 million and $2.5 million for the three months ended June 30, 2026 and 2025, and $4.3 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively.
Note 11. Derivative instruments and hedge accounting
The Company uses derivative financial instruments, primarily interest rate swap contracts and foreign currency forward contracts to manage its exposure to interest rate and exchange rate risks.

2
3

	June 30, 2026
(in millions of $)	Notional amount	Derivative assets		Derivative liabilities
		Other current assets	Other non- current asset	Other current liabilities	Other non- current liabilities
Interest rate swaps (Euribor)	877.3	—	4.2	—	—
Interest rate swaps (SOFR)	945.0	—	9.1	—	—

Total—Interest rate	1,822.3	—	13.3	—	—
Foreign currency hedges	1,809.6	—	—	(25.6)	(11.5)

Total—Foreign currency hedges	1,809.6	—	—	(25.6)	(11.5)

Total	3,631.9	—	13.3	(25.6)	(11.5)

	December 31, 2025
(in millions of $)	Notional amount	Derivative assets		Derivative liabilities
		Other current assets	Other non- current asset	Other current liabilities	Other non- current liabilities
Interest rate swaps (Euribor)	904.8	—	0.1	—	(2.5)
Interest rate swaps (SOFR)	945.0	—	—	—	(4.8)

Total—Interest rate	1,849.8	—	0.1	—	(7.3)
Foreign currency hedges	926.7	3.7	—	(0.3)	(0.3)

Total—Foreign currency hedges	926.7	3.7	—	(0.3)	(0.3)

Total	2,776.5	3.7	0.1	(0.3)	(7.6)
As of June 30, 2026, the Company had interest rate swaps designated as cash flow hedges of variable-rate borrowings (for further information on borrowings, refer to Note 7 – Long-term debt - current and non-current).
The objective of these cash flow hedges is to convert variable interest payments into fixed interest payments.
As of June 30, 2026, the Company had foreign exchange forward contracts designated as cash flow hedges of the Group’s
USD-denominated
intercompany revenues and revenue contracts with external customers. The program started in August, 2025 with the objective to hedge the variability in the forecasted revenues due to the foreign currency fluctuation risks associated with the specific forecasted USD revenues.
The hedged transactions are the Company’s discrete milestone sales, in an amount equal to the forward’s USD notional value, that are expected to occur on the forward’s maturity date. However, due to certain contractual milestones, they may occur at a later date, but will occur during the life of the contract.
Effects of hedge accounting
Amounts in Accumulated other comprehensive income (loss) are reclassified in the same periods during which the interest expense on the related hedged borrowings, or during which the hedged forecasted transaction (the revenue associated with the external third-party contract) is recognized in the consolidated statements of operations. The Company reviews the amounts deferred in OCI at each reporting date to ensure appropriate timing of OCI release.
Amounts deferred in Accumulated other comprehensive income (loss) for the interest rate hedge accounting were reclassified to the consolidated statement of operations as follows:

(in millions of $)	June 30, 2026	June 30, 2025
Gains (losses) recognized in OCI	22.8	(9.7)
Reclassified to interest expense	(1.9)	0.0

2
4

The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income at the reporting date that is expected to be reclassified into earnings within the next 12 months amounted to $0.1 million and $(0.5) million as of June 30, 2026 and 2025 respectively.
The following table represents the amounts recognized in the statement of operation for the foreign currency hedge accounting, started in August, 2025:

(in millions of $)	June 30, 2026	June 30, 2025
Gains (losses) recognized in OCI	(32.8)	—
Recycled to revenue	(0.8)	—
Changes in spot-forward differential	11.3	—
Changes in spot-forward differential are recognized in the consolidated statement of operation. Spot rate changes during the period are reclassified to the consolidated statement of operation.
The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income at the reporting date that is expected to be reclassified into earnings within the next 12 months amounted to $14.1 million as of June 30, 2026.
The Company did not discontinue any cash flow hedges during the six months ended June 30, 2026 or 2025.
Offsetting
Derivative instruments subject to master netting agreements are presented in the following table:

	June 30, 2026
(in millions of $)	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statements of Financial Position	Gross Amounts Not Offset in the Statements of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received
Derivative assets	13.3	—	13.3	—	—	13.3
From which interest hedges	13.3	—	13.3	—	—	13.3
From which FX hedges	—	—	—	—	—	—
Derivative liabilities	(37.1)	—	(37.1)	—	—	(37.1)
From which interest hedges	—	—	—	—	—	—
From which FX hedges	(37.1)	—	(37.1)	—	—	(37.1)

2
5

	December 31, 2025
(in millions of $)	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statements of Financial Position	Gross Amounts Not Offset in the Statements of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received
Derivative assets	3.8	—	3.8	(0.2)	—	3.6
From which interest hedges	0.1	—	0.1	—	—	0.1
From which FX hedges	3.7	—	3.7	(0.2)	—	3.5
Derivative liabilities	(7.9)	—	(7.9)	0.2	—	(7.7)
From which interest hedges	(7.3)	—	(7.3)	—	—	(7.3)
From which FX hedges	(0.6)	—	(0.6)	0.2	—	(0.4)
The Company’s assets and liabilities measured at fair value on a recurring basis are disclosed in Note 24 – Fair value disclosures.
Besides market interest rate risk and the risk of foreign exchange rate fluctuation, the Company is exposed to credit risk in the event of non-performance
by counterparties to its derivative instruments. The Company monitors counterparty credit risk on a regular basis. Credit risk on derivative financial instruments is mitigated through the use of counterparties that are major financial institutions with investment-grade credit ratings, and through the use of netting agreements.
As a result, the impact of credit valuation adjustments (“CVA”) and debit valuation adjustments (“DVA”) on the fair value of derivative instruments was not material, and no such adjustments were recognized. The Company did not enter into any derivative instruments that include credit-risk related to contingent features.
No cash collateral was posted or received under derivative contracts as of June 30, 2026 or December 31, 2025. Hedge effectiveness is assessed on a prospective and retrospective basis in accordance with ASC 815. No hedge ineffectiveness was
posted during the six months ended June 30, 2026 or 2025.
Note 12. Inventories
Inventories are comprised of the following:

(in millions of $)	June 30, 2026	December 31, 2025
Finished goods	244.0	212.0
Raw materials and supplies	302.1	171.9
Work in process	282.3	188.5
Goods in transit	108.5	8.5
Unbilled shipments	21.2	20.3

Total inventories	958.1	601.2

2
6

Note 13. Prepaid expenses
Prepaid expenses are comprised of the following;

(in millions of $)	June 30, 2026	December 31, 2025
Advance payments to suppliers	154.0	99.2
Prepaid expenses, easements & rights of way	19.9	17.9
Other prepaid expenses	1.3	0.8

Total Prepaid expenses	175.2	117.9
The Company made advanced payments to suppliers to secure materials and to address other operational requirements.
Note 14. Accounts receivable - net
Accounts receivable - net is comprised of the following:

(in millions of $)	June 30, 2026	December 31, 2025
Customer receivables	242.6	212.6
Allowance for credit losses	(8.4)	(8.2)

Total accounts receivable - net	234.2	204.4
The following table provides the roll-forward of the credit loss allowances recognized for the accounts receivable not yet sold:

(in millions of $)	2026	2025
Balance as of January 1	(8.2)	(7.8)
Changes to the current provision	(0.8)	(2.4)
Write-offs, net	0.5	0.3
Foreign currency effect	0.1	(0.4)

Balance as of June 30	(8.4)	(10.3)
When necessary, the Company records an allowance for credit losses for individually evaluated customer accounts deemed uncollectible in accordance with ASC 326. Such individually evaluated receivables totaled $5.3 million and $5.5 million as of June 30, 2026 and December 31, 2025, respectively. Account balances are written off against the allowance for credit losses in the period in which it is determined that collection is not probable. Write-offs amounted to $0.4 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and December 31, 2025, the Company derecognized accounts receivable of $180.4 million and $175.2 million, respectively, in connection with its receivables factoring program that is accounted for as sales. Cash proceeds received from these transfers totaled $179.5 million as of
June 30, 2026 and $173.6 million for the year ended December 31, 2025. Factoring fees recognized on receivables sold under the factoring program amounted to $0.5 million and $0.3 million for the three months ended June 30, 2026 and 2025, and
$0.9 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. The obligations related to factoring arrangements in the consolidated statements of financial position represent cash collected from customers after the transfer of trade receivables and remitted on behalf of the factors.

2
7

Note 15. Other assets
Other assets are comprised
of
the
following:

(in millions of $)	June 30, 2026	December 31, 2025
Governmental grants	28.3	34.4
Contract assets	68.1	58.8
Non-income based tax receivables	53.4	36.8
Income tax receivables	29.8	25.2
Other	28.3	25.6

Other current assets	207.9	180.8
Operating lease right-of-use assets	80.3	68.4
Contract acquisition costs	15.6	15.3
Deferred tax assets	16.6	15.1
Derivative instruments	13.3	0.1
Equity method investments	6.6	—
Other	8.7	5.5

Other non-current assets	141.1	104.4
Note 16. Income taxes
Our income tax expense for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our annual effective tax rate changes, we make a cumulative adjustment. Significant judgment is required in estimating our annual effective tax rate and in evaluating our tax positions.
The effective tax rate for the six months ended June 30, 2026 was
(201.2)
%,
compared to
23.6
% for the six months ended June 30, 2025. The effective tax rate for the three months ended
June
 3
0
, 2026 was
(312.2)
%,
compared to
22.5
% for the three months ended
June
 3
0
, 2025.
The effective tax rate decreased for the three months ended June 30, 2026 and the six months ended June 30, 2026 compared to the three months ended June 30, 2025 and the six months ended June 30, 2025. The decrease of the annual effective tax rate was primarily due to losses and expenses providing no income tax benefit in certain jurisdictions. For the six months ended June 30, 2026 these losses and expenses have been driven by IPO and Public market readiness costs as well as non-deductible expenses for interests. Furthermore, an increase in the estimate for U.S. federal Foreign-Derived Deduction-Eligible Income tax deduction relative to its predecessor regime also decreased the annual effective tax rate for 2026.
Note 17. Contract assets and contract liabilities
Contract balances were as follows:

(in millions of $)	June 30, 2026	December 31, 2025
Current	68.1	58.8
Non-current	—	—

Total Contract assets	68.1	58.8
Current	970.1	546.2
Non-current	426.8	269.9

Total Contract liabilities	1,396.9	816.1

2
8

Contract assets increased $9.3 million
during
the six months ended June 30, 2026, primarily due to revenue recognized for satisfied performance obligations in advance of billing milestones.
Contract liabilities increased $580.8 million
d
u
ring
 the six months ended June 30, 2026, primarily due to new collections received, offset by revenue recognized as performance obligations were satisfied. Revenue recognized that was included in the contract liability balance at the beginning of the year was $300.1 million and $213.4 million for the six months ended June 30, 2026 and 2025, respectively. Information about the Company’s performance obligations and the timing of their satisfaction is provided in Note 2 – Revenue from contracts with customers.
Note 18. Accrued liabilities
Accrued liabilities are comprised of the following:

(in millions of $)	June 30, 2026	December 31, 2025
Personnel accruals	134.0	89.0
Accrual for outstanding invoices	54.6	48.4
Accrued interest	19.1	30.5
Accrued freight expenses	13.3	9.3
Accruals for professional fees	9.3	4.8
Other accruals	5.1	4.1

Accrued l iabilities	235.4	186.1
Note 19. Other liabilities
Other liabilities are comprised of the following:

(in millions of $)	June 30, 2026	December 31, 2025
Consideration payable	51.3	50.4
Non-income based tax liabilities	19.7	17.4
Provisions	24.3	23.3
Current portion of operating lease liability	21.0	18.4
Income tax liabilities	11.9	15.0
Current portion of long term debt—net	11.6	11.4
Derivative instruments	25.6	0.3
Other	29.1	17.5

Other current liabilities	194.5	153.7
Non-current portion of operating lease liability	60.3	50.9
Employee benefits	44.3	47.5
Provisions	36.7	40.1
Derivative instruments	11.5	7.6
Other	23.0	20.6

Other non-current liabilities	175.8	166.7
Interest expense related to the failed sale and leaseback liabilities amounted to $
4.7
 million for the six months ended June 30, 2025. The Company settled all its outstanding failed sale and leaseback liabilities in the second half
of 2025.

Note 20. Accumulated other comprehensive income (loss)
Changes in the balances for each component of accumulated other comprehensive income (loss) were as follows:

	Three Months Ended June 30,
(in millions of $)	Currency translation reserve	Cash flow hedge reserve	Defined benefit plans reserve	Total

Balance as of April 1, 2025	(40.4)	(5.2)	(0.3)	(45.9)
Other comprehensive income (loss), net of taxes of $-, $1.5 and $(0.2)	26.3	(5.9)	0.7	21.1
Reclass from AOCI, net of taxes of $-, $(0.1) and $0.0	—	0.3	0.0	0.3

Balance as of June 30, 2025	(14.1)	(10.8)	0.4	(24.5)
Balance as of April 1, 2026	(15.3)	(0.9)	2.1	(14.1)
Other comprehensive income (loss), net of taxes of $-, $1.8 and $0.3	7.8	(7.9)	0.4	0.3
Reclass from AOCI, net of taxes of $-, $(0.2) and $0.0	—	(1.3)	0.0	(1.3)

Balance as of June 30, 2026	(7.5)	(10.1)	2.5	(15.1)

	Six Months Ended June 30,
(in millions of $)	Currency translation reserve	Cash flow hedge reserve	Defined benefit plans reserve	Total

Balance as of January 1, 2025	(51.7)	(3.3)	(0.2)	(55.2)
Other comprehensive income (loss), net of taxes of $-, $1.9 and $(0.3)	37.6	(7.5)	0.6	30.7
Reclass from AOCI, net of taxes of $-, $0.0 and $0.0	—	0.0	0.0	0.0

Balance as of June 30, 2025	(14.1)	(10.8)	0.4	(24.5)
Balance as of January 1, 2026	(23.5)	(0.6)	3.5	(20.6)
Other comprehensive income (loss), net of taxes of $-, $2.1 and $0.9	16.0	(7.2)	(1.0)	7.8
Reclass from AOCI, net of taxes of $-, $(0.4) and $0.0	—	(2.3)	0.0	(2.3)

Balance as of June 30, 2026	(7.5)	(10.1)	2.5	(15.1)
Note 21. Commitments and guarantees
Commitments
As of June 30, 2026, the Company had contractual commitments to acquire Intangible assets tot
aling $32.1 million and Property, plant and equipment totaling $259.9 million.

3
0

Guarantees
The Company has provided advance payment and performance guarantees issued in favor of customers in connection with customer contracts. As of June 30, 2026, the Company determined it was not probable it would provide additional compensation under the guarantees. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that the Company could be required to make under the guarantees
w
a
s
$185.4 million as of June 30, 2026. Customer guarantees are secured by the guarantee facility issued under the Senior Facilities Agreement discussed in Note 7 – Long-term debt - current and non-current.
Note 22. Earnings (loss) per share
In connection with the Company’s initial public offering (“IPO”) in June 202
6, INNIO Holding GmbH was converted from a German limited liability company (Gesellschaft mit beschränkter Haftung), into INNIO Group Holding B.V., a Dutch private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid). On June 4, 2026, the nominal value of the then 25,000 outstanding common shares in INNIO Group Holding B.V. was reduced to EUR 0.04, and 749,975,000 new common shares were issued to our Principal Shareholder. Thereafter, without interruption of its existence as legal entity, INNIO Group Holding B.V. was converted into a public company under Dutch law (naamloze vennootschap), and our legal name was changed to INNIO N.V. These transactions are collectively referred to as “the Conversion.”
In accordance with ASC 260-10-55-12 and SAB Topic 4.C (codified in ASC 505-10-S99-4), the Company has retroactively reflected the effect of the change in its capital structure in the consolidated financial statements for all periods presented.
Accordingly, $34,890,900 was reclassified from additional paid-in capital to common stock to reflect the change in nominal value and new shares issued upon Conversion, and earnings per share was adjusted as shown below and on the Consolidated Statements of Operations.
Basic earnings (loss) per ordinary share is computed by dividing net income (loss) attributable to our ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per ordinary share is computed by adjusting the denominator of basic earnings per share for the dilutive effect of potential ordinary shares. For RSU awards, the treasury stock method is used for determining dilution.
Under the treasury stock method, we assume that proceeds equal to the unrecognized compensation cost on each RSU award would be used to repurchase ordinary shares at the average market price for the period. The resulting incremental ordinary shares are included in the denominator for diluted earnings per share only if the effect is dilutive.
In any period in which we report a net loss, all potential ordinary shares are excluded from the computation of diluted loss per share because their effect would be anti-dilutive; diluted loss per share equals basic loss per share in such periods.
There were no dilutive securities in calculating diluted earnings per share for all the periods presented, therefore, basic and diluted earnings per share are the same.
The following securities are excluded from the calculation of weighted average diluted common shares for the three and six months ended June 30, 2026, respectively, because their inclusion would have been anti-dilutive. There were no dilutive securities issued in 2025 and earlier years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	1,702,100	—	1,702,100	—

Total	1,702,100	—	1,702,100	—

3
1

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of $, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss)	(16.9)	62.4	(25.9)	97.4
Net loss attributable to noncontrolling interests	(1.6)	(0.1)	(3.4)	(0.1)
Net income (loss) attributable to INNIO N.V. shareholders	(15.3)	62.5	(22.5)	97.5
Weighted-average shares outstanding:
Basic	750,000,000	750,000,000	750,000,000	750,000,000
Effect of potentially dilutive RSUs	—	—	—	—

Diluted	750,000,000	750,000,000	750,000,000	750,000,000
Net earnings (loss) per share:
Basic	(0.02)	0.08	(0.03)	0.13
Diluted	(0.02)	0.08	(0.03)	0.13
Note 23. Share-based compensation
2023 Long-Term Incentive Plan
In October 2023, the Company adopted the Group Long-Term Incentive Plan (“2023 LTIP”) to provide a select group of managers the opportunity to participate in the Company’s value creation. Awards granted under the 2023 LTIP are subject to both performance-vesting and market-vesting conditions and provide for cash settlement upon the occurrence of certain exit events or a change in control (“Exit”).
As both performance-vesting and market-vesting conditions for this plan were met on June 4, 2026, compensation expense for awards granted under the 2023 LTIP was remeasured and recognized on that date.
As of June 30, 2026, total recognized compensation cost pre-tax was
 $61.5
million. No compensation expense had been recognized for the 2023 LTIP for the three and six months ended June 30, 2025.
2026 Incentive Award Plan
In connection with the Company’s IPO, the Board of Directors adopted the INNIO N.V. 2026 Incentive Award Plan (the “2026 Plan”), which became effective in June 2026. The 2026 Plan provides for the grant of equity-based awards to employees, directors and other eligible service providers, including stock options, restricted share units (“RSUs”), restricted shares, share appreciation rights, performance awards and other share-based awards. The Company registered shares available for issuance under the 2026 Plan on a Form
S-8
filed with the SEC on June 5, 2026.

3
2

Grants of RSU Awards
Pursuant to the 2026 Plan, the Company granted
1,499,879 RSUs to employees with a 4-year cliff vesting and 202,221 RSUs to non-executive
directors with annual vesting over 2 years. RSUs granted are settleable in ordinary shares of the Company and had a weighted-average grant-date fair value of $32.53 per award.
Vesting of each award is subject to the recipient’s continued service through each applicable vesting date. Awards include customary acceleration provisions in the event of death or disability and pro rata acceleration upon termination by us without cause. The awards also include a dividend equivalent feature equal to the amount of cash that is paid as a dividend on one share. All dividend equivalents shall be deemed to be reinvested in additional RSUs based on the fair market value of a share on the dividend payment date. Each additional RSU that results from deemed reinvestments of dividend equivalents shall vest whenever the underlying RSU to which such additional RSU relates vests.
Measurement and recognition
The Company accounts for share-based payments to employees and non-employee
directors in accordance with ASC 718, Compensation — Stock Compensation. All awards granted are classified as equity awards. Because the awards have no exercise price, grant-date fair value per RSU equals the market price per ordinary share on the applicable grant date.
Compensation cost is recognized on a straight-line basis over the requisite service period. For service-only graded-vesting awards we have elected straight-line attribution, subject to the requirement that cumulative compensation cost recognized at any reporting date equal or exceed the grant-date fair value of the portion of the award that has vested as of that date.
We have elected to account for forfeitures of equity awards as they occur.
Compensation cost recognized
Share-based compensation expense recognized during the three and six month periods ended June 30, 2026 was
$1.1
million. Share-based compensation cost is recorded in selling, general and administrative expenses in the consolidated statements of operations.
As of June 30, 2026, total unrecognized compensation cost related to non-vested RSU awards under the 2026 Plan was $
54.3 million.
Not
e
24. Fair value disclosures
The Company’s only financial assets and liabilities measured at fair value on a recurring basis are derivative instruments and contingent consideration.

3
3

In accordance with ASC 820, the Company groups the fair values of its financial assets and liabilities in three levels based on the inputs used to determine fair value. No transfers between levels occurred in the six months ended June 30, 2026 and 2025.
The following tables include (i) financial assets and liabilities measured at fair value on a recurring basis and (ii) financial instruments measured at amortized costs for which fair value disclosures are required under ASC 820:

	June 30, 2026
(in millions of $)	Carrying amount	Fair value	Fair value hierarchy level

Assets
Derivative instruments	13.3	13.3	2
Liabilities
Debt	2,618.7	2,532.0	2
Contingent consideration	1.0	1.0	3
Derivative instruments	37.1	37.1	2

	December 31, 2025
(in millions of $)	Carrying amount	Fair value	Fair value hierarchy level

Assets
Derivative instruments	3.8	3.8	2
Liabilities
Debt	2,658.8	2,699.7	2
Contingent consideration	2.7	2.7	3
Derivative instruments	7.9	7.9	2
Fair value measurements are classified within a three-level hierarchy based on the observability of inputs used in valuation techniques, as follows:

•	Level 1: Quoted prices in active markets for identic a l assets or liabilities.

•	Level 2: Observable inputs other than quoted prices included within Level 1 that are directly or indirectly observable.

•	Level 3: Unobservable inputs.
The fair values of contingent consideration as of the reporting dates reconcile as follows:

	Contingent consideration
(in millions of $)	2026	2025
Balance as of January 1	2.7	1.4
Additions	—	—
Adjustments/Payments	(1.7)	0.9
Remeasurement effects	0.0	0.0

Balance as of June 30	1.0	2.3

3
4

Note 25. Related party transactions
The Company enters into transactions with related parties, including affiliates and entities under common control, in the ordinary course of business.
Nordic LuxCo / Heaten Group
On March 30, 2026, the Company received a 24.9% equity interest in Nordic LuxCo as a non-cash
capital contribution of $7.3 million from its parent, Al Alpine (Luxembourg) S.à.r.l. Nordic LuxCo is the parent entity of the Heaten Group, a developer of high-temperature industrial heat pump technology. The contribution was accounted for as a transaction between entities under common control. The Company accounts for its investment in Nordic LuxCo under the equity method of accounting. See Note 26 – Variable interest entities for information regarding the Company’s assessment of Nordic LuxCo under the variable interest entity model.
The most significant ongoing related party activity relates to agreements with Heaten Germany GmbH, a subsidiary of Nordic LuxCo and an affiliate of the Company through its parent. Under these agreements, the Company provides engineering and support services and manufactures high-temperature heat pumps to Heaten specifications. Pricing is determined on a cost-plus basis based on the Company’s internal cost structures.
For the
three and
six months ended June 30, 2026, the Company recognized $1.3
million and
$2.7
million of revenues under these arrangements, respectively, out of which $0.9 million were outstanding as of June 30, 2026.
Note 26. Variable interest entities
Welland, Canada Production Facility
The Company holds an investment in a variable interest entity (“Welland VIE”) that was created in the third quarter of 2025 together with a group of investors to acquire, own, and lease land and buildings used in the Company’s production operations in Welland, Canada. The Welland VIE is financed through a combination of equity contributions from investors and third-party debt.
The Company’s variable interests in the Welland VIE consist of its equity investment and a lease arrangement for the production facility in Welland, Canada. The Company determined that it is the primary beneficiary of the Welland VIE because it has (i) the power to direct the activities that most significantly impact the Welland VIE’s economic performance and (ii) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the Welland VIE. Accordingly, the Company consolidates the Welland VIE.
The Welland VIE’s assets and liabilities included in the Company’s consolidated statements of financial position primarily consist of debt of $33.7 million as of June 30, 2026.
The Company has no obligation to provide additional financial support to the Welland VIE and creditors of the Welland VIE have no recourse to the Company.
Nordic LuxCo / Heaten Group
The Company holds a 24.9% equity interest in Nordic LuxCo, which was acquired through a non-cash
capital contribution from its parent on March 30, 2026. See Note 25 – Related party transactions for a description of the related-party service and manufacturing agreements with Heaten Germany GmbH, a subsidiary of Nordic LuxCo.

3
5

The Company has determined that it is not the primary beneficiary of Nordic LuxCo because it does not have the power to direct the activities that most significantly impact Nordic LuxCo’s economic performance, which are governed by Nordic LuxCo’s board of directors and its majority shareholder. Accordingly, Nordic LuxCo is not consolidated by the Company and the Company accounts for its interest under the equity method of accounting.
The carrying amount of the Company’s investment in Nordic LuxCo was approximately $6.6 million as of June 30, 2026. The Company’s maximum exposure to loss as of June 30, 2026 was $7.4 million, limited to the carrying amount of its investment and amounts receivable under the related service and manufacturing arrangements. The Company has not provided any explicit guarantees or other forms of financial support to Nordic LuxCo beyond its equity investment.

3
6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and the related notes included elsewhere herein and our audited consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures for the fiscal year ended December 31, 2025, contained in our final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with our initial public offering (“IPO”) (the “Prospectus”). The following discussion contains forward–looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward–looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Cautionary Note Regarding Forward–Looking Statements” of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a leading global distributed energy solutions provider that delivers reliable, flexible, transient, decentralized, modular and efficient power. Our reciprocating gas engines convert gaseous fuels, such as natural, renewable and specialty gases, into electricity and heat or compression for a wide array of critical infrastructure, including the grid, data centers and industrial applications. Our solution portfolio is fully focused on gaseous fuels rather than diesel–based solutions. With an installed base of approximately 44 GW and 3.4 GW of power delivered as of December 31, 2025, compared to an installed base of 42 GW and 2.5 GW of power delivered as of December 31, 2024, our technology platforms have proven themselves for decades in a variety of demanding applications and environments.

We operate through two primary segments: Equipment and Services. Our Equipment segment addresses the data center, power solutions and compression end–markets through our modular, flexible and highly efficient engine–based solutions, providing high quality power characteristics for their applications. In our data center business line, our modular, high–efficiency systems are ideally positioned to deliver the prime and backup power required to sustain intensive AI workloads. By minimizing the complex auxiliary subsystems often required by alternative power sources, our technology offers a scalable, capital efficient behind–the–meter solution specifically optimized for rapid data center deployment. Our power solutions provide base load and peaking power to stabilize utility grids (in–front–of–the–meter) and power independent microgrids (behind–the–meter). Our compression solutions support the full energy value chain, including gas lift, gathering, processing, storage and transmission, enabling efficient gaseous fuel transport. These solutions are mission critical and non–discretionary; our systems help our customers maintain operational continuity, generate electricity and produce oil and natural gas. As the backbone of resilient energy infrastructure, our equipment and services enable operators to mitigate grid capacity shortfalls and reduce reliance on unstable centralized power and intermittent renewables.

Our sizable and growing installed base drives our Services segment, as our gas engine solutions require regular maintenance and replacement of parts to deliver reliable performance. The proprietary design of many critical components positions us to capture a substantial majority of the life cycle service and parts opportunity. Given the critical role our equipment plays in our customers’ operations, we have strong uptake of, and a steady demand for, our support and maintenance offerings. For customers seeking long–term certainty of maintenance costs, we offer multi–year service agreements, which can extend to ten years or more. We also offer upgrades and overhaul services, which substantially extend the life of our engines.

Our global manufacturing footprint spans more than seven million square feet of land, anchored by production hubs in Austria (Jenbach, Hall, Kapfenberg) and North America (Welland, Ontario, Canada; Waukesha, Wisconsin, USA; Waller, Texas, USA and Trenton, New Jersey, USA) as of June 30, 2026. We have strengthened our North American footprint, including targeted investments in U.S. manufacturing and assembly capacity, to support growing demand for distributed and behind–the–meter power solutions and to improve proximity to key data center development regions. These facilities enable localized production and testing, shorter lead times and increased capacity and flexibility, supporting projects that need power quickly. We have global coverage across approximately 100 countries, as of June 30, 2026, through a robust commercial network that integrates direct sales, authorized distributors and channel partners, packagers and strategic key accounts. This extensive global reach combined with our localized service capabilities, ideally positions us to effectively capture the growing demand for our energy solutions.

Although the Jenbacher and Waukesha brands possess a rich heritage established within major industrial conglomerates, our trajectory accelerated in 2018 when Advent International (“Advent”) carved out the businesses from GE to form INNIO as a standalone entity. In 2023, we further strengthened our capital base when Luxinva, a wholly owned subsidiary of ADIA, acquired a significant minority stake. Following our separation from GE, we have delivered record performance by enhancing our operational agility, digital capabilities and technological leadership. We have specifically focused on high–growth opportunities through substantial investments in our U.S. manufacturing infrastructure, targeted R&D, containerized solutions and service distribution network.

Organizational History

We historically conducted our business through INNIO Group Holding GmbH, an Austrian limited liability company (Gesellschaft mit beschränkter Haftung), which was established on April 19, 2018 and became operational on November 1, 2018 after we were carved out of GE. For the years ended December 31, 2023 and 2024, our audited consolidated financial statements were those of INNIO Group Holding GmbH.

On September 26, 2025, we completed an income tax-free corporate restructuring to facilitate an initial public offering and establish a holding company structure. On September 1, 2025, AI Alpine (Luxembourg) S.à r.l., our (“Principal Shareholder”), the parent company of INNIO Group Holding GmbH, established a two-tier German holding structure with two German entities: INNIO Holding GmbH and INNIO Beteiligungs GmbH. As a result, INNIO Group Holding GmbH became an indirect wholly owned subsidiary of INNIO Holding GmbH, with INNIO Beteiligungs GmbH established between the two entities.

As of September 26, 2025, INNIO Holding GmbH operated all of the business and consolidates the financial results of INNIO Beteiligungs GmbH and INNIO Group Holding GmbH and its subsidiaries.

For the year ended December 31, 2025, our audited consolidated financial statements were those of INNIO Holding GmbH. Our beneficial ownership remained the same during this corporate reorganization. This corporate restructuring was accounted for as a transaction under common control and reflected prospectively from the date of transfer. For further details on this reorganization, including the relevant accounting treatment, see Note 1 – Operations and summary of significant accounting policies to our audited consolidated financial statements included in the Prospectus.

Audited consolidated financial statements, as referred to within this Quarterly Report, for the years ended December 31, 2025, 2024 and 2023, respectively, refer to those filed with the Prospectus.

In connection with our IPO, INNIO Holding GmbH was converted from a German limited liability company (Gesellschaft mit beschränkter Haftung), into INNIO Group Holding B.V., a Dutch private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) and then converted into a public company under Dutch law (naamloze vennootschap), and our legal name was changed to INNIO N.V. We refer to these steps as the “Reorganization.” Our beneficial ownership did not change due to the Reorganization.

Recent Developments

On June 5, 2026, we closed our IPO, which consisted of 103,500,000 common shares sold by our Principal Shareholder at a public offering price of $27.00 per common share, including the exercise in full of the underwriters’ option to purchase additional common shares. We did not receive any proceeds from the sale of common shares by the Principal Shareholder in the offering.

Key Factors Affecting Our Performance

Increasing Demand for our Equipment and Services, Driven Primarily by Data Centers and Global Shift towards Renewable Energy Sources

Demand for our equipment and services is the key driver of our revenue and profitability. A significant portion of our business comes from the global power generation market where demand for flexible and distributed engine–based power plants is growing. Demand for power has continued to significantly outpace the available power generation supply from the grid, with the need for power becoming more acute in recent years.

A key factor driving the increasing demand includes the rapid adoption and deployment of AI that has led to an increasing need for computing power which is served by increasing capacity additions of data centers. This has led to unprecedented investment in hyperscale and modular data centers, particularly in North America. This, along with increasing general needs for electricity, has put significant stress on the energy supply from the grid and has led companies or municipalities to consider our onsite, prime and backup power solutions equipment to meet their power needs, which we believe will drive demand for our equipment and services. Subsequently, we have seen an acceleration in order intake volume driven by data centers, especially in prime operation. We expect this growth to remain strong, driving both new equipment sales and long–term service growth under our recurring revenue model. In the United States, data center growth also drives demand for gas, driving growth in our compression business line.

In addition to the rapid growth in order intake from data centers, we have also seen an increase in the proportion of these orders that represent larger projects with a limited number of customers. While this provides us with increased visibility over our expected revenue and costs likely to be incurred in the near to medium term, it also exposes us to greater potential volatility if there are any delays, cancellations or significant changes to these larger projects. As data center growth continues, we expect to continue to receive an increasing number of orders connected to large projects.

Retirement of coal plants, capacity constraints and the increasing share of renewable power on the grid drive the demand growth for dispatchable power plants both in–front–of and behind–the–meter. Our flexible power solutions engine offering is designed to meet this growing demand, catering to a variety of business needs, including baseload (or prime), backup, hybrid and grid balancing operating profiles.

Our strong service business, characterized by a large and growing global installed base, allows us to establish a recurring revenue model and provide growth opportunities within our Services segment. Our indirect and direct global coverage across approximately 100 countries facilitates high service penetration and, we believe, customer satisfaction. This robust service infrastructure not only supports our existing customer base but also attracts new customers, contributing to our expanding global footprint. As we continue to capitalize on the increasing demand for decentralized, flexible power solutions, particularly in the fast–growing data center industry, we anticipate that our Services segment will remain a key driver of sustainable revenue growth.

Expanding Global Production Capacity and Geographic Mix

Our results of operations are impacted by the geographic distribution of our sales and production footprint. From 2024 through the second quarter of 2026, our mix continued to shift towards the United States and North America, primarily reflecting increasing equipment orders from our data center customers, and we expect this shift to continue.

For the three months ended June 30, 2026, revenue from customers in Europe, North America and the Rest of World accounted for 33.7%, 46.9% and 19.4% of total revenue, respectively. For the three months ended June 30, 2025, revenue from customers in the same geographies accounted for 39.9%, 33.5% and 26.6% of total revenue, respectively. For the six months ended June 30, 2026, revenue from customers in the same geographies accounted for 36.0%, 43.9% and 20.1% of total revenue, respectively. For the six months ended June 30, 2025, revenue from customers in the same geographies accounted for 39.3%, 33.7% and 27.0% of total revenue, respectively. Of our North American revenue, 91.9% and 90.8% was derived from the United States for the three months ended June 30, 2026 and 2025, respectively, and 91.3% and 88.5% for the six months ended June 30, 2026 and 2025, respectively.

Our growth to date has been supported by a well-invested, assembly–focused asset base, and we are expanding capacity, notably genset production and containerization capacity, to meet accelerating demand, particularly from our North American data center customers. We are executing self–funded expansions across Europe and North America designed to increase output, shorten lead times and enable a commercially optimized “local–for–local” supply model in the United States.

In Europe, we expanded our Jenbach campus capabilities from approximately 1,800,000 square feet of land, including over 1,000,000 square feet of building space, to approximately 2,100,000 square feet of land space through an expansion into peripheral areas, such as our site at Hall in Tyrol, Austria with land space expansion accounting for approximately 109,000 square feet of that expansion as of June 30, 2026. Furthermore, through an investment in additional test benches, and a new assembly and logistics hall for our Type 6 and 9 engines, we increased the embedded space for production. There are further plans to continue expanding the Jenbach facilities to accommodate our data center and power solutions growth.

In North America, we are increasing vertical integration across our segments and expanding our facilities. We currently conduct remanufacturing, repair and overhaul in our Waukesha facility, currently housed on approximately 1,700,000 square feet of land, including approximately 890,000 square feet of building space. We expect to ramp up the capacity of this facility, leveraging our Jenbach factory model, to include equipment assembly, specifically to support our data center business line. Additionally, to support data center solutions, in 2024 we started establishing containerization capabilities with our long–term containerization partner Gföllner in Trenton, New Jersey in a new site of approximately 93,000 square feet of building space on approximately 376,000 square feet of land. Production started in the Trenton facility in 2025. We also invested in a site of approximately 68,500 square feet of land in Waller, Texas to be dedicated to containerization and packaging efforts in 2025. Another main production site is our Welland, Ontario facility, with approximately 3,400,000 square feet of land, including over 500,000 square feet of building space, which has ample spare capacity for components, assembly and testing. This footprint is designed to reduce lead times for North American customers, enhance supply assurance as our growth scales and increase our well–invested asset base. Importantly, by shifting a greater share of value–added activities and local content to North America, we also seek to reduce exposure to potential U.S. tariffs and trade policy volatility, while improving our ability to respond quickly should tariff regimes change.

Since 2024, we have intensified our business transformation efforts alongside the capacity expansion initiatives outlined above, establishing the internal manufacturing and supply chain foundations required to support our growth. To accelerate this ramp up and improve our execution, we have engaged dedicated third–party expertise to support and professionalize the capacity expansion program.

Maintaining a Robust Supply Chain to Service AI and High–Performance Compute Requirements

Our future success depends in part on our access to raw materials, components and spare parts for the production of our equipment. We have established and actively manage a diversified, global supplier network, augmented by in–house machining and specialized component production, to secure availability of quality materials, components and parts and to continue innovating at scale. We also use long–term supply agreements to secure our access to raw materials, components and spare parts needed in the production of our equipment. We use long–term supply agreements with our suppliers where supplier diversification is not feasible or strategically desirable and with our top suppliers, even if the material, component or part is non–critical for the production of our equipment. We work actively with our suppliers on future capacity and regionalization to anticipate our future resource needs while continuing to develop our relationships with leading providers to meet the expanding needs of our customers.

Ongoing Digitalization in our Industry

Revenue and profitability in our Services segment are driven by the ongoing digitalization and increased use of AI in our industry, as we offer our digital services as a combined part of our solutions. Customers are increasingly asking for digital solutions to reach higher reliability and efficiency, to provide more cost transparency and to drive profits in their day–to–day operations.

Internally, we integrate AI across our operations to drive efficiency and enhance decision–making. Our AI–enabled tools are used for predictive maintenance, process automation and data–driven quality management, enabling proactive service interventions and optimized plant performance. Additionally, our generative AI solutions support all of our departments, simplifying access to our institutional knowledge through AI–based chatbots, streamlining and automating workflows and accelerating our product development cycles.

A key digitalization highlight we use to address our customers’ demand is our myplant platform, which is used to optimize engine performance, reduce potential unplanned downtime through continuous development of predictive maintenance algorithms and help customers manage their operations from anywhere at any time. Our myplant platform addresses our customers’ increasing need for digital solutions by leveraging digital–twin technology, machine learning and advanced analytics to deliver actionable insights and operational intelligence. It empowers operators to manage energy assets remotely, optimize uptime and reduce their carbon footprint.

With our comprehensive digital services offering, we believe we are well positioned to benefit from the digitalization in the energy sector. For example, we believe that major trends like electrification, sustainability and digitalization, along with the increased use of AI, benefit our Services segment, which employs digital solutions. Digital solutions are increasing the productivity of our service operations by enhancing data–driven business forecasting to automate planning of our Services business, improving remote support to avoid dispatches of field technicians, utilizing smarter scoping and dispatching of field jobs to improve our first–time fix rates, creating route optimization for our field service technicians and using generative AI–supported debriefs of field jobs. We expect these megatrends to continue and further drive growth.

Investment in Research and Development

We are a technology driven company with a history of innovative equipment and services developments, creating power generation innovations for the data center business line and enhancing our capabilities in grid stabilization and digital developments within the industry. We are one of the first companies to offer hydrogen–ready engines at megawatt–scale, supporting the shift towards low–carbon and circular energy systems.

Accordingly, we regularly dedicate parts of our resources to research and development (“R&D”). Our total R&D expenses amounted to $31.9 million for the three months ended June 30, 2026, compared to the total spending on R&D of $27.2 million for the three months ended June 30, 2025 and $60.8 million for the six months ended June 30, 2026 compared to $46.4 million for the six months ended June 30, 2025. R&D activities for the three months ended June 30, 2026 were mainly driven by the focus on the development of product innovations such as the improvement of power output, electrical efficiency, ramp up times, transient capabilities, increase of genset inertia to stabilize electrical grids and the reduction of our engines’ emissions, including our hydrogen–gas engines. We expect to continue to focus on these areas going forward.

Costs and Operational Efficiency

Our results of operations are significantly affected by the cost and availability of materials, which include raw materials, engine parts and components, and represent the largest portion of our total costs. Our cost of equipment and products sold consists principally of our cost of materials, employee salaries, depreciation and amortization, infrastructure expenses as well as other purchased services. Our cost of services sold consists principally of our cost of materials, employee salaries, depreciation and amortization, infrastructure expenses and purchased services.

For the three months ended June 30, 2026, our cost of equipment and products sold, together with our cost of services sold amounted to $629.8 million, representing 67.2% of our total revenue, for the same period, as compared to the three months ended June 30, 2025, where the total cost of equipment and products sold, together with our cost of services sold was $431.1 million, representing 65.4% of our total revenue for the same period.

For the six months ended June 30, 2026, our cost of equipment and products sold, together with our cost of services sold amounted to $1,064.8 million, representing 66.3% of our total revenue, for the same period, as compared to the six months ended June 30, 2025, where the total cost of equipment and products sold, together with our cost of services sold was $735.7 million, representing 63.8% of our total revenue for the same period.

The principal raw materials that we use in our manufacturing operations include steel, copper, aluminum, precious metals, such as rhodium and iridium, rubber, plastics, noble metals such as platinum, and parts and components containing these and other raw materials. The prices and availability of raw materials and the parts and components containing them are influenced by global or regional supply and demand dynamics, transportation costs, government regulations and tariffs, geopolitical events, changes in currency exchange rates, price controls, the economic climate, capacity constraints caused by supplier failures and financial bottlenecks at suppliers, among other factors and circumstances. With respect to raw materials, in most cases, we do not act as a direct purchaser but rather rely on our suppliers to source such raw materials. Supplier costs often include pass–through pricing for raw materials or, in some cases, indexation clauses.

Our results of operations are also significantly affected by selling, general and administrative expenses, which were $232.2 million and $101.4 million for the three months ended June 30, 2026 and 2025, respectively, and $375.2 million and $198.4 million for the six months ended June 30, 2026 and 2025, respectively. This represented the second largest component of our costs after the cost of equipment and products together with our cost of services sold. Our selling, general and administrative expenses consist of employee compensation and benefits, depreciation and amortization, cost of services purchased from external vendors, IT, travel and facility management related expenses. Employee benefits include wages and salaries, paid annual leave, paid sick leave, short–term bonuses and non-monetary benefits.

As of June 30, 2026, we employed 5,467 full-time equivalents (“FTEs”), which includes our employees or employees of record, which are employees hired on behalf of us by a third party organization, excluding interns, contractors, apprentices, passive employees and employees on leaves of absence. This is compared to 4,620 FTEs as of June 30, 2025. As of June 30, 2026, FTEs were located across 22 countries, with over 700 engineers and over 480 employees with R&D capabilities comprising our workforce. To develop and manufacture innovative engines and to provide high–quality services to our customers, we make significant investments to attract and retain top talent in each of the countries in which we operate. For example, our Shared Service Center in Budapest has grown over the last six years and, as of June 30, 2026 employs more than 300 FTEs across many functions, predominantly in finance, services, sourcing and IT. Its growth has been fostered by centralizing and standardizing support functions processes and transferring additional scope to the Shared Services Center, which underlines its strategic importance and thereby helps to attract and retain talent.

Wage inflation, competition for talent and ordinary–course increases in compensation may elevate personnel costs and reduce profitability if not offset by increases in our Equipment and Services prices. Personnel expenses may further increase as we expand our operations and global footprint, particularly as our historic M&A strategy has followed a go–to–market approach, which can increase our amount of personnel.

Seasonality

The financial results of our business closely follow changes in the markets in which we operate. In addition, certain aspects of our business have seasonal fluctuations although our revenue distribution throughout the year shows limited seasonality influence driven by different factors for the Equipment and Services segments. In the Services segment, engines in CHP applications in particular run higher operating hours in the winter months, which generates higher revenue on CSAs (as defined in “—Components of Results of Operations—Sales of Services”), which are billed on an operating hours basis. For the Equipment segment, given the less than one year book–to–bill cycle for most of the products, there is typically a slight increase in revenue recognized in the fourth quarter.

Climate change effects such as flooding and other extreme weather events can also impact business continuity and financial performance and could disrupt our operations or those of our customers, suppliers or business partners, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. Our Jenbach facilities are exposed to the risk of flooding, and we have a flood mitigation system in place in those facilities. The global shift towards renewable energy sources and increased environmental regulations presents both challenges and opportunities. We address seasonality through flexible production planning, diversified geographic operations and digital forecasting tools that help us anticipate demand shifts and optimize inventory and resource allocation.

Macroeconomic Trends

We are a globally active corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry–specific economic factors as well as political, geopolitical, environmental and social factors wherever we operate or do business. Our geographic diversity and the breadth of our Equipment and Services segments have helped mitigate the impact of any one industry or the economy of any single country on our consolidated operating results.

Macroeconomic factors influence our business through several channels. Customer investment cycles and capital allocation decisions affect the timing and mix of orders for our equipment and services. Interest rate environments, government subsidies and regulation changes, credit availability, energy pricing dynamics and other market conditions impact whether our customers will modify, delay, in rare instances, cancel plans to purchase our products, solutions and services, or fail to follow through on previously executed purchases or contracts.

Components of Results of Operations

Sales of Equipment and Products

Our sales of equipment and products consist of the sales of gas engines, gensets, containerized products and other power generation equipment manufactured by us. We sell our offerings to the data center, power solutions and compression markets. We operate based on a multi–channel go–to–market strategy, set up for both direct and indirect sales of our equipment and products. When selling indirectly through distributors, we sell our engines and digital services only to the distributor, and they sell our engines and other power generation equipment under our brands to the end customer.

Sales of Services

For our Services segment, we distinguish between contractual and transactional services. Contractual Service Agreements (“CSAs”), which cover parts and labor, and Material Stream Agreements (“MSAs”), which cover parts only, together comprise our LSAs. Transactional services cover transactional parts and labor, overhaul and repair, engine upgrades (“CM&U”) and commissioning. In the case of direct markets, our services typically comprise both parts and labor, while in the case of our indirect distribution channels, we typically sell parts only, while labor is provided by our distributors and our other channel partners. In both cases, direct and indirect, our sales of services may be purely transactional or embedded into LSAs.

Cost of Equipment and Products Sold

Our cost of equipment and products sold consists principally of our cost of materials, employee salaries, depreciation and amortization, infrastructure expenses as well as other purchased services.

Cost of Services Sold

Our cost of services sold consists principally of our cost of materials, employee salaries, depreciation and amortization, infrastructure expenses and purchased services.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of employee compensation and benefits, depreciation and amortization, cost of services purchased from external vendors, IT, travel and facility management related expenses. These expenses are all expenses that are not directly related to the production of our equipment or to the delivery of our services to customers. Our selling, general and administrative expenses typically include overhead costs such as sales, marketing, finance and costs from other support functions. We expect that selling, general and administrative expenses will continue to be affected by various factors, including wage inflation or increases in the costs of purchased services, such as professional, sales and marketing services, in line with respective inflation levels.

Research and Development Expenses

Our R&D expenses consist of costs incurred in performing R&D activities, including personnel, materials, prototypes, testing and allocated overhead, related to the discovery of new knowledge and the design and development of new or significantly improved equipment and products prior to the commencement of commercial production.

Other Operating (Income) Expense – Net

Our other operating (income) expense – net primarily consists of income from government grants and write–offs of unclaimed items as well as gains and losses related to contingent considerations from acquisitions.

Interest Expense and Related Financing Costs – Net

Our interest expense and related financing costs – net consists of interest on loan facilities, such as our Term Loan B – EUR, Term Loan B – USD and a revolving credit facility (the “RCF”) and including amortization of premiums and discounts net of interest rate swaps, interest expenses on finance leases and interest expenses on factoring and supplier financing arrangements and related foreign currency gains and losses.

Other (Income) Expense – Net

Our other (income) expenses – net primarily consist of gains and losses from divestments and interest income and interest expense on bank balances.

Income tax expense

Income tax expense represents the provision for domestic and foreign income taxes for the period and includes both current tax expense (taxes payable based on taxable income) and deferred tax expense and benefit (changes in deferred tax assets and liabilities arising from temporary differences between financial reporting and tax bases). Our income tax expense and effective tax rate are primarily driven by pre–tax income (or loss), our geographic mix of earnings, tax benefits and non–deductible items and discrete items such as tax audit settlements and changes in valuation allowances. Recent trends include variability in the effective tax rate due to changes in profitability, jurisdictional mix and discrete tax items, while key uncertainties include the outcome of tax audits and interpretations and potential impacts from changes in tax laws and regulations (including global minimum tax, Pillar Two and evolving guidance).

Discussion and Analysis of our Results of Operations

The following table sets forth our consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of $)	2026	2025	2026	2025
Sales of equipment and products	569.3	354.1	891.8	564.3
Sales of services	368.4	305.4	714.7	589.2

Net sales	937.7	659.5	1,606.5	1,153.5
Cost of equipment and products sold	421.6	251.0	662.5	397.5
Cost of services sold	208.2	180.1	402.3	338.2

Gross profit	307.9	228.4	541.7	417.8
Selling, general, and administrative expenses	232.2	101.4	375.2	198.4
Research and development expenses	31.9	27.2	60.8	46.4
Other operating (income) expense - net	(1.3)	(1.3)	(2.5)	(3.1)

Operating income	45.1	101.1	108.2	176.1
Interest expense and related financing costs - net	52.9	21.5	123.7	50.1
Other (income) expense - net	(3.7)	(0.9)	(6.9)	(1.5)

Income (loss) before income taxes	(4.1)	80.5	(8.6)	127.5
Income tax expense	12.8	18.1	17.3	30.1

Net income (loss)	(16.9)	62.4	(25.9)	97.4

Comparison of the Three Months Ended June 30, 2026 and 2025

Sales of Equipment and Products

	Three Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Sales of equipment and products	$569.3	$354.1	$215.2	60.8%

Sales of equipment and products increased by $215.2 million, or 60.8%, to $569.3 million for the three months ended June 30, 2026 compared to $354.1 million for the three months ended June 30, 2025. The increase was primarily due to the continuous high demand for our Type 6 engines, both in our data center and power solutions business lines, and increased sales of our Type 9 and VHP engines in the power solutions business line.

Sales of Services

	Three Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Sales of services	$368.4	$305.4	$63.0	20.6%

Sales of services increased by $63.0 million, or 20.6%, to $368.4 million for the three months ended June 30, 2026 compared to $305.4 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in sales of transactional spare parts to customers in Europe and North America and an increase of CSA revenues in Europe and North America.

Cost of Equipment and Products Sold

	Three Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Cost of equipment and products sold	$421.6	$251.0	$170.6	68.0%

Cost of equipment and products sold increased by $170.6 million, or 68.0%, to $421.6 million for the three months ended June 30, 2026 compared to $251.0 million for the three months ended June 30, 2025. The increase was primarily due to the increase in our equipment and products sold and higher transportation and customs costs for North America.

Cost of Services Sold

	Three Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Cost of services sold	$208.2	$180.1	$28.1	15.6%

Cost of services sold increased by $28.1 million, or 15.6%, to $208.2 million for the three months ended June 30, 2026 compared to $180.1 million for the three months ended June 30, 2025. The increase was primarily due to the increase in our services sold, and an increased proportion of CSA sales which is a lower-cost product.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Selling, general, and administrative expenses	$232.2	$101.4	$130.8	129.0%

Selling, general and administrative expenses increased by $130.8 million, or 129.0%, to $232.2 million for the three months ended June 30, 2026 compared to $101.4 million for the three months ended June 30, 2025. The increase was primarily due to additional costs related to our IPO including consultancy, audit fees, related bonus payments and long-term incentive payments, coupled with an increase in the number of FTEs we employed and salary inflation.

Research and Development Expenses

	Three Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Research and development expenses	$31.9	$27.2	$4.7	17.3%

Research and development expenses increased by $4.7 million, or 17.3%, to $31.9 million for the three months ended June 30, 2026 compared to $27.2 million for the three months ended June 30, 2025. The increase was primarily due to continued investment into R&D at approximately the same percentage of total sales compared to the spending in the three months ended June 30, 2025, with some improvement in operational leverage.

Other Operating (Income) Expense – Net

	Three Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Other operating (income) expense - net	$(1.3)	$(1.3)	$—	—%

Other operating (income) expense – net remained flat at $1.3 million for the three months ended June 30, 2026 compared to $1.3 million for the three months ended June 30, 2025.

Interest Expense and Related Financing Costs – Net

	Three Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Interest expense and related financing costs - net	$52.9	$21.5	$31.4	146.0%

Interest expense and related financing costs – net increased by $31.4 million, or 146.0%, to $52.9 million for the three months ended June 30, 2026 compared to $21.5 million for the three months ended June 30, 2025. The increase was primarily due an increase in loan interest expenses offset by a reduction in interest from the failed sale and leaseback due to early redemption. Additionally, unrealized foreign currency revaluation gains and losses of USD denominated internal and external loans in EUR entities moved from a gain of $13.8 million to a loss of $11.9 million, resulting in an unfavorable variance of $(25.7) million.

Other (Income) Expense – Net

	Three Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Other (income) expense - net	$(3.7)	$(0.9)	$(2.8)	311.1%

Other (income) expense – net increased by $2.8 million, or 311.1%, to $3.7 million for the three months ended June 30, 2026 compared to $0.9 million for the three months ended June 30, 2025. The increase was primarily due to an increase in the interest earned on bank balances.

Income tax expense

	Three Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Income tax expense	$12.8	$18.1	$(5.3)	(29.3)%

Income tax expense decreased by $5.3 million, or (29.3)%, to $12.8 million for the three months ended June 30, 2026 compared to $18.1 million for the three months ended June 30, 2025. The decrease was primarily due to a decrease in pre-tax income.

Segment Information

The following table represents selected items in our unaudited consolidated statements of operations for the three months ended June 30, 2026 and 2025 by our operating segments:

	Three Months Ended June 30,
(in millions of $)	2026	2025
Equipment revenue
Data Center	232.4	118.0
Power Solutions	273.6	181.5
Compression	63.3	54.6

Total equipment revenue	569.3	354.1

Service revenue
Transactional	236.1	192.8
Contractual	132.3	112.6

Total service revenue	368.4	305.4

Total revenue	937.7	659.5

Comparison of the Three Months Ended June 30, 2026 and 2025

Equipment Revenue

Revenue for our Equipment segment increased by 60.8% to $569.3 million for the three months ended June 30, 2026 from $354.1 million for the three months ended June 30, 2025. This increase was mainly driven by the continuous high demand for our Type 6 engines in both our data center and power solutions business lines, and increased sales of our Type 3 engines in our power solutions business line.

Data center revenue, within Equipment revenue, increased by 97.0% to $232.4 million for the three months ended June 30, 2026 from $118.0 million for the three months ended June 30, 2025. This increase was primarily due to a continued build out of data center infrastructure in North America.

Power solutions revenue, within Equipment revenue, increased by 50.7% to $273.6 million for the three months ended June 30, 2026 from $181.5 million for the three months ended June 30, 2025. This increase was mainly driven by higher sales in the biogas power solutions market in Europe and stronger demand for our Type 6 engines in North America.

Compression revenue, within Equipment revenue, increased by 15.9% to $63.3 million for the three months ended June 30, 2026 from $54.6 million for the three months ended June 30, 2025. This increase was primarily due to higher market demand for our core compression equipment, notably the VHP and 275 engines.

Services Revenue

Revenue for our Services segment increased by 20.6% to $368.4 million for the three months ended June 30, 2026 from $305.4 million for the three months ended June 30, 2025. This increase was primarily driven by an increase in the sales of transactional spare parts to customers in Europe, North America and the Rest of World, an increase of CSA revenues in Europe and an increase in MSA revenues in the Rest of World.

Revenue by Geography

Our revenue by geography is summarized below:

	Three Months Ended June 30, 2026
(in millions of $)	Equipment	Service	Total
Germany	27.9	54.3	82.2
Total Europe	143.7	172.2	315.9
United States	320.3	83.6	403.9
Total North America	334.5	105.0	439.5
Rest of World	91.1	91.2	182.3

Total	569.3	368.4	937.7

	Three Months Ended June 30, 2025
(in millions of $)	Equipment	Service	Total
Germany	25.0	50.0	75.0
Total Europe	109.4	153.6	263.0
United States	150.5	50.1	200.6
Total North America	151.3	69.7	221.0
Rest of World	93.4	82.1	175.5

Total	354.1	305.4	659.5

Comparison of Six Months Ended June 30, 2026 and 2025

Sales of Equipment and Products

	Six Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Sales of equipment and products	$891.8	$564.3	$327.5	58.0%

Sales of equipment and products increased by $327.5 million, or 58.0%, to $891.8 million for the six months ended June 30, 2026 compared to $564.3 million for the six months ended June 30, 2025. The increase was primarily due to the continuous high demand for our Type 6 engines, both in our data center and power solutions business lines, and revenue growth of our Type 3, Type 9 and VHP engines in the power solutions business line.

Sales of Services

	Six Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Sales of services	$714.7	$589.2	$125.5	21.3%

Sales of services increased by $125.5 million, or 21.3%, to $714.7 million for the six months ended June 30, 2026 compared to $589.2 million for the six months ended June 30, 2025. The increase was primarily due to an increase in sales of transactional spare parts to customers in Europe and North America and an increase of CSA revenues in Europe and North America.

Cost of Equipment and Products Sold

	Six Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Cost of equipment and products sold	$662.5	$397.5	$265.0	66.7%

Cost of equipment and products sold increased by $265.0 million, or 66.7%, to $662.5 million for the six months ended June 30, 2026 compared to $397.5 million for the six months ended June 30, 2025. The increase was primarily due to increase in our equipment and products sold and higher transportation and customs costs for North America.

Cost of Services Sold

	Six Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Cost of services sold	$402.3	$338.2	$64.1	19.0%

Cost of services sold increased by $64.1 million, or 19.0%, to $402.3 million for the six months ended June 30, 2026 compared to $338.2 million for the six months ended June 30, 2025. The increase was primarily due to the increase in our services sold.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Selling, general, and administrative expenses	$375.2	$198.4	$176.8	89.1%

Selling, general and administrative expenses increased by $176.8 million, or 89.1%, to $375.2 million for the six months ended June 30, 2026 compared to $198.4 million for the six months ended June 30, 2025. The increase was primarily due to the increase in the number of FTEs we employed, coupled with salary inflation and significant additional professional service costs related to our IPO, including consultancy, audit fees, related bonus and long-term incentive payments.

Research and Development Expenses

	Six Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Research and development expenses	$60.8	$46.4	$14.4	31.0%

Research and development expenses increased by $14.4 million, or 31.0% to $60.8 million for the six months ended June 30, 2026 compared to $46.4 million for the six months ended June 30, 2025. The increase was primarily due to continued investment into R&D at approximately the same percentage of total sales compared to the spending in the six months ended June 30, 2025, with some improvement in operational leverage.

Other Operating (Income) Expense – Net

	Six Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Other operating (income) expense - net	$(2.5)	$(3.1)	$0.6	(19.4)%

Other operating (income) expense – net decreased by $0.6 million, or (19.4)%, to $2.5 million for the six months ended June 30, 2026 compared to $3.1 million for the six months ended June 30, 2025. The decrease was primarily due to a reduction in income from grid balancing.

Interest Expense and Related Financing Costs – Net

	Six Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Interest expense and related financing costs - net	$123.7	$50.1	$73.6	146.9%

Interest expense and related financing costs – net increased by $73.6 million, or 146.9%, to $123.7 million for the six months ended June 30, 2026 compared to $50.1 million for the six months ended June 30, 2025. The increase was primarily due to an increase in loan interest expenses along with an increase in costs related to our February 2026 refinancing, offset by a reduction in interest from the failed sale and leaseback due to early redemption. Additionally, unrealized foreign currency revaluation gains and losses of USD denominated internal and external loans in EUR entities moved from a gain of $22.0 million to a loss of $35.4 million, resulting in an unfavorable variance of $(57.4) million.

Other (Income) Expense – Net

	Six Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Other (income) expense - net	$(6.9)	$(1.5)	$(5.4)	360.0%

Other (income) expense – net increased by $5.4 million, or 360.0%, to $6.9 million for the six months ended June 30, 2026 compared to $1.5 million for the six months ended June 30, 2025. The increase was primarily due to an increase in the interest earned on bank balances.

Income tax expense

	Six Months Ended June 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Income tax expense	$17.3	$30.1	$(12.8)	(42.5)%

Income tax expense decreased by $12.8 million, or (42.5)%, to $17.3 million for the six months ended June 30, 2026 compared to $30.1 million for the six months ended June 30, 2025. The decrease was primarily due to a decrease in pre-tax income.

Segment Information

The following table represents selected items in our unaudited consolidated statements of operations for the six months ended June 30, 2026 and 2025 by our operating segments:

	Six Months Ended June 30,
(in millions of $)	2026	2025
Equipment revenue
Data Center	339.4	170.3
Power Solutions	441.7	295.8
Compression	110.7	98.2

Total equipment revenue	891.8	564.3

Service revenue
Transactional	442.3	364.8
Contractual	272.4	224.4

Total service revenue	714.7	589.2

Total revenue	1,606.5	1,153.5

Comparison of Six Months Ended June 30, 2026 and 2025

Equipment Revenue

Revenue for our Equipment segment increased by 58.0% to $891.8 million for the six months ended June 30, 2026 from $564.3 million for the six months ended June 30, 2025. This increase was mainly driven by the continuous high demand for our Type 6 engines in both our data center and power solutions business lines, and increased sales of our Type 3 engines in our power solutions business line.

Data center revenue, within Equipment revenue, increased by 99.3% to $339.4 million for the six months ended June 30, 2026 from $170.3 million for the six months ended June 30, 2025. This increase was primarily due to a continued build out of data center infrastructure in North America.

Power solutions revenue, within Equipment revenue, increased by 49.3% to $441.7 million for the six months ended June 30, 2026 from $295.8 million for the six months ended June 30, 2025. This increase was mainly driven by higher sales in the biogas power solutions market in Europe and stronger demand for our Type 6 engines in North America.

Compression revenue, within Equipment revenue, increased by 12.7% to $110.7 million for the six months ended June 30, 2026 from $98.2 million for the six months ended June 30, 2025. This increase was primarily due to higher market demand for our core compression equipment, notably the VHP and 275 engines.

Services Revenue

Revenue for our Services segment increased by 21.3% to $714.7 million for the six months ended June 30, 2026 from $589.2 million for the six months ended June 30, 2025. This increase was primarily driven by an increase in the sales of transactional spare parts to customers in Europe, North America and the Rest of World, an increase of CSA revenues in Europe and an increase in MSA revenues in the Rest of World.

Revenue by Geography

Our revenue by geography is summarized below:

	Six Months Ended June 30, 2026
(in millions of $)	Equipment	Service	Total
Germany	46.7	107.7	154.4
Total Europe	231.9	347.2	579.1
United States	500.7	143.5	644.2
Total North America	520.6	184.7	705.3
Rest of World	139.3	182.8	322.1

Total	891.8	714.7	1,606.5

	Six Months Ended June 30, 2025
(in millions of $)	Equipment	Service	Total
Germany	47.3	100.6	147.9
Total Europe	152.8	300.1	452.9
United States	243.3	100.9	344.2
Total North America	252.3	136.7	389.0
Rest of World	159.2	152.4	311.6

Total	564.3	589.2	1,153.5

Key Operating Metrics and Non–GAAP Financial Measures

We report our financial results in accordance with U.S. GAAP. We believe that certain non-GAAP financial measures provide our investors with additional useful information in evaluating our performance. We believe that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income creates useful, supplemental measures that may assist our investors in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies .

We define Adjusted EBITDA as net income as adjusted for (i) income tax expense, (ii) interest and other financial charges – net, (iii) other non–operating (income)/expense – net, (iv) depreciation and amortization, (v) other non–cash items, (vi) public market readiness costs, (vii) transformation costs, (viii) transaction costs, (ix) acquisition and divestment related gains and losses and (x) share-based compensation. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

We define Cash Conversion as Adjusted EBITDA less capital expenditures, divided by Adjusted EBITDA. Capital expenditures are the sum of the additions to property, plant and equipment and additions to intangible assets over a given period. Cash Conversion is a supplemental non-GAAP financial measure used by our management to evaluate the proportion of Adjusted EBITDA retained after capital expenditures in a given period and to assess capital intensity relative to operating performance and is reviewed by management as part of regular operating and financial performance reviews. Accordingly, we believe this measure provides useful information to investors in understanding and evaluating our operating results in the same manner as our management.

We define adjusted net income (“Adjusted Net Income”) as net income (loss) as adjusted for ((i) management adjustments comprising (a) IPO and public market readiness costs, (b) transformation costs, (c) transaction costs, (d) acquisition and divestment related gains and losses and (e) share-based compensation expense and (ii) adjusted tax effects from management adjustments. We define adjusted earnings per share (“Diluted Adjusted EPS”) as Adjusted Net Income divided by the weighted-average number of common shares issued and outstanding and the dilutive effect computed under the treasury stock method of potential common shares issued (RSUs awarded). Diluted Adjusted EPS, derived from Adjusted Net Income is a non-GAAP financial measure used by our management to provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in the Company’s historical operating results. Accordingly, we believe these measures provide useful information to investors in understanding and evaluating our operating results in the same manner as our management.

Adjusted EBITDA and Adjusted EBITDA Margin should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are several limitations related to the use of Adjusted EBITDA and Adjusted EBITDA Margin as compared to the closest comparable GAAP measure. Some of these limitations are that this measure excludes:

•

depreciation and amortization, a non-cash expense, where the assets being depreciated and amortized may have to be replaced in the future, and this measure does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	interest and other financial charges - net, or the cash requirements necessary to service interest or principal payments on our indebtedness, which reduces cash available to us;

•	provision for income taxes, which may represent a reduction in cash available to us; and

•	other income for certain non-cash items that are not reflective of our ongoing operational results

Accordingly, investors should not place undue reliance on Adjusted EBITDA and Adjusted EBITDA Margin.

Cash Conversion should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP such as net cash provided by operating activities or net income. Cash Conversion should not be considered as discretionary cash available to us to reinvest in our business, to service our indebtedness or to meet our obligations. There are several limitations related to the use of Cash Conversion as compared to the closest comparable GAAP measure. Some of these limitations are:

•	it does not reflect working capital movements, cash interest expense or cash taxes paid;

•	capital expenditures may vary significantly from period to period based on our investment cycle; and

•	it may not be comparable to similarly titled measures used by other companies.

Accordingly, prospective investors should not place undue reliance on Cash Conversion.

Diluted Adjusted EPS should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP such as GAAP diluted earnings per share (“Diluted EPS”). We have provided Diluted Adjusted EPS, as supplemental information and in addition to Diluted EPS which is calculated and presented in accordance with GAAP. Diluted Adjusted EPS is presented because management has evaluated the Company’s financial results both including and excluding the adjusted items and believes that Diluted Adjusted EPS provides additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in the Company’s historical operating results.

The following table sets forth Adjusted EBITDA, Adjusted EBITDA Margin and Cash Conversion, which we use to evaluate our business, for the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, other than percentages)	2026	2025	2026	2025
Non-GAAP Financial Measures
Adjusted EBITDA	172.3	144.1	294.8	258.1
Adjusted EBITDA margin	18.4%	21.8%	18.4%	22.4%
Cash conversion	71.0%	85.2%	65.5%	81.3%

The following table reconciles Adjusted EBITDA, Adjusted EBITDA Margin and Cash Conversion from the most directly comparable GAAP metric, net income, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, other than percentages)	2026	2025	2026	2025
Net income (loss)	(16.9)	62.4	(25.9)	97.4
Income tax expense	12.8	18.1	17.3	30.1
Interest expense and related financing costs - net	52.9	21.5	123.7	50.1
Other (income) expense - net	(3.7)	(0.9)	(6.9)	(1.5)
Depreciation and amortization	40.1	37.0	78.3	72.1
Other non-cash items (a)	2.0	2.1	5.5	3.7
IPO and Public market readiness costs (b)	81.2	0.1	91.1	0.1
Transformation costs (c)	1.8	3.1	5.3	5.7
Transaction costs (d)	0.5	—	4.6	—
Acquisition and divestment related gains (losses) - net (e)	0.5	0.7	0.7	0.4
Share-based compensation (f)	1.1	—	1.1	—

Adjusted EBITDA	172.3	144.1	294.8	258.1
Adjusted EBITDA Margin	18.4%	21.8%	18.4%	22.4%
Additions to property, plant, and equipment	46.5	16.7	94.1	39.4
Additions to intangible assets	3.5	4.6	7.5	8.8

Capital expenditures	50.0	21.3	101.6	48.2
Cash Conversion	71.0%	85.2%	65.5%	81.3%

(a)	Other non–cash items include amortization expenses of capitalized costs to obtain contracts.
(b)

IPO and Public market readiness costs include costs that the Company incurs to implement financial statements in US GAAP, including: implementing SOX-compliant internal controls, improving processes and organization required for public US markets, bonuses linked to successful public offering including long-term incentive plans, and legal and advisory fees related to INNIO’s IPO. During the six months ended June 30, 2026, the Company incurred the following costs:

• Long-term incentive program 2023	$61.5 million
• Costs related to financial statements in US GAAP	$20.8 million
• Advisory fees	$4.1 million
• Others	$3.7 million
• Legal fees	$1.0 million

(c)

Transformation costs include costs in a given year incurred in relation to significant operational change initiatives and the ramp up of supply chain capacity. This includes the ramp up of our business transformation efforts to support our capacity expansion initiatives to strengthen internal manufacturing and supply chain foundations, supported by dedicated third–party expertise to accelerate the capacity uplift. Costs also include those associated with streamlining management structures, processes and operational performance.

(d)	Transaction costs include legal and professional fees related to our legal reorganization, as described in “—Organizational History,” and adapting INNIO’s financing structure.

(e)

Acquisition and divestment related gains and losses incurred in connection with planned and completed acquisitions, including legal and professional fees. Contingent consideration arrangements (earn–outs) relate to specific acquisitions.

(f)	Share-based compensation represents RSUs awarded under the 2026 Incentive Award Plan.

The following table reconciles Diluted Adjusted EPS from the most directly comparable GAAP metric, Diluted EPS, for the periods presented. Diluted Adjusted EPS is based on the Company’s 750,000,000 common shares issued and outstanding and the dilutive impact, computed under the treasury stock method, of 1,702,100 RSUs awarded for the three and six months ended June 30, 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, other than share and per share amounts)	2026	2025	2026	2025
Total Adjusted Segment EBITDA	188.4	152.0	321.3	270.5
Unallocated corporate costs (HQ & other not included in Adjusted Segment EBITDA)	(16.1)	(7.9)	(26.5)	(12.4)

Adjusted EBITDA	172.3	144.1	294.8	258.1
Acquisition and Divestment related gains (losses) - net	(0.5)	(0.7)	(0.7)	(0.4)
Transaction costs	(0.5)	—	(4.6)	—
Transformation costs	(1.8)	(3.1)	(5.3)	(5.7)
IPO and Public market readiness costs	(81.2)	(0.1)	(91.1)	(0.1)
Share-based compensation	(1.1)	—	(1.1)	—

Management adjustments	(85.1)	(3.9)	(102.8)	(6.2)
Other non-cash items	(2.0)	(2.1)	(5.5)	(3.7)
Depreciation and amortization	(40.1)	(37.0)	(78.3)	(72.1)
Other income (expense) - net	3.7	0.9	6.9	1.5
Interest expense and related financing costs - net	(52.9)	(21.5)	(123.7)	(50.1)
Income tax expense	(12.8)	(18.1)	(17.3)	(30.1)

Net income (loss)	(16.9)	62.4	(25.9)	97.4

Diluted EPS	(0.02)	0.08	(0.03)	0.13

Management adjustments	85.1	3.9	102.8	6.2

Adjusted tax effects	(10.8)	(0.9)	(13.9)	(1.4)

Adjusted Net Income*	57.4	65.4	63.0	102.2

Diluted Adjusted EPS	0.08	0.09	0.08	0.14

Weighted-average number of shares outstanding on a diluted basis:	750,050,711	750,000,000	750,025,496	750,000,000

*

Adjusted Net Income includes the effect of unrealized foreign currency revaluation gains/losses from external and internal USD loans in EUR functional currency entities. For the three months ended June 30, 2026 and 2025, these amounted to a $(11.9) million loss and $13.8 million gain, respectively, or an unfavorable variance of $(25.7) million. For the six months ended June 30, 2026, and 2025, these amounted to a $(35.4) million loss and $22.0 million gain, respectively, or an unfavorable variance of $(57.4) million.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through cash generated from customer–related activities such as the selling of our equipment, services and solutions. As of June 30, 2026 we had $1,039.9 million of cash and cash equivalents. Our cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments with original maturities of three months or less. On June 5, 2026, we closed our IPO, which consisted of 103,500,000 common shares sold by our Principal Shareholder at a public offering price of $27.00 per common share, including the exercise in full of the underwriters’ option to purchase additional common shares. We did not receive any proceeds from the sale of common shares by the Principal Shareholder in the offering. We believe that existing cash and cash equivalents and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.

Senior Facilities Agreement

In October 2018, we entered into a senior facilities agreement with, amongst others, Bank of America Merrill Lynch International Limited, Bank of America, N.A., BNP Paribas Fortis S.A./N.V., Crédit Agricole Corporate and Investment Bank Deutschland, Niederlassung einer Französischen Société Anonyme, Citigroup Global Markets Limited, Deutsche Bank AG, London Branch, Erste Group Bank AG, Landesbank Hessen–Thüringen Girozentrale, Jefferies Finance Europe, SCSP and UniCredit Bank Austria AG (the “SFA”). The SFA consisted of one euro–denominated term loan facility, one USD–denominated term loan facility, an RCF, and a guarantee facility. Also in October 2018, we entered into a second lien facility agreement with, amongst others, Bank of America Merrill Lynch International Limited, Bank of America, N.A., BNP Paribas Fortis S.A./N.V., Citigroup Global Markets Limited, Jefferies Finance Europe, SCSP and Deutsche Bank AG, London Branch. The second lien facility consisted of one euro–denominated term loan facility and one USD–denominated term loan facility. In February 2019 and June 2019, Erste Group Bank AG and Landesbank Hessen–Thüringen Girozentrale, respectively, made available for us two ancillary facilities under the RCF. In February 2022, we repaid the second lien facilities in full with the proceeds of a euro–denominated term loan facility upsize established under the SFA.

In January 2024, we refinanced the outstanding term loan facilities under the SFA (the “2024 Refinancing”). The term loans were refinanced by way of additional facilities established under the SFA which mature in November 2028 and consist of Term Loan B – EUR and Term Loan B – USD with aggregate principal amounts of €1,100.0 million and $600.0 million, respectively, and bearing variable interest rates of EURIBOR+4.25% and SOFR+4.25%, respectively. The opening margins of 4.25% added to the base rates (EURIBOR and SOFR) are determined by reference to our Senior Secured Net Leverage Ratio (the “Performance Ratio”), which is the ratio of senior secured indebtedness incurred by us under the SFA (net of cash/cash equivalents of the Group) to our LTM Consolidated Pro Forma EBITDA. The applicable margin for each facility under the SFA is subject to reduction upon de–leveraging of the Performance Ratio in accordance with the margin ratchet provisions in the SFA. Additionally, as part of the 2024 Refinancing, the maturity of the RCF (with undrawn and available commitments thereunder being $140.0 million as at December 31, 2024) and the $120 million guarantee facility were extended to May 2028. The maturity of the ancillary facility with Landesbank Hessen–Thüringen Girozentrale (with undrawn and available amount thereunder being $45.0 million as at December 31, 2024) was also extended to May 2028. The maturity of the $40.0 million ancillary facility with Erste Group Bank AG (originally maturing in July 2024) is subject to extension on an annual basis.

On July 12, 2024, we executed a repricing transaction for all facilities under the SFA, with the repricing effective as of July 16, 2024. Another repricing transaction, applicable only to Term Loan B – EUR and Term Loan B – USD, was executed on December 17, 2024, with an effective date of January 16, 2025.

On October 10, 2025, we established Term Loan B2 – USD, a term loan facility, in the principal amount of $750.0 million maturing in November 2028, as an additional facility under the SFA. The borrowers under Term Loan B2 – USD are INNIO N.V. (previously INNIO Holding GmbH) (which utilized $23.3 million of Term Loan B2 – USD), INNIO Beteiligungs GmbH (which utilized $726.7 million of Term Loan B2 – USD) and INNIO Holding Inc. (previously INNIO North America Holding Inc.)(synthetic co–borrower only). Effective as of November 28, 2025, we increased and redenominated the guarantee facility from $120.0 million to €250.0 million.

As a result of the above mentioned refinancing and upsizing transactions, as of December 31, 2025, our facilities under the SFA comprised (i) three term loan B tranches maturing in November 2028 (the €1,100.0 million Term Loan B – EUR, $589.5 million Term Loan B – USD and $750.0 million Term Loan B2 – USD), (ii) €250.0 million guarantee facility maturing in May 2028, and (iii) $225 million RCF (comprising of $140.0 million RCF (undrawn) maturing in May 2028, $45.0 million ancillary facility with Landesbank Hessen–Thüringen Girozentrale (undrawn) maturing in May 2028, as well as a $40.0 million ancillary facility with Erste Group Bank AG ($15.3 million from the ancillary facility line as of December 31, 2025 was temporarily designated to our supplier finance program and the remaining part of the ancillary facility was undrawn), maturing in July 2026 (subject to annual extension)).

In February 2026, we executed an amend and extend transaction for our Term Loan B facilities (the “2026 Extension”). This transaction extended the maturity of the €1,100.0 million Term Loan B – EUR from November 2028 to November 2031, with INNIO Group Holding GmbH remaining as the borrower. As part of the transaction, the two USD–denominated term loan facilities, totaling $589.5 million and $750 million, were consolidated into a single $1,339.5 million facility (the “Consolidated Term Loan B – USD”), with the maturity also extended from November 2028 to November 2031. The borrowers under the Consolidated Term Loan B – USD are INNIO Holding Inc. (previously INNIO North America Holding Inc.), INNIO N.V. (previously INNIO Holding GmbH), and INNIO Beteiligungs GmbH. Additionally, the 2026 Extension resulted in a repricing of the variable interest rate for Term Loan B – EUR at EURIBOR+2.50%, and SOFR+2.00% for the Consolidated Term Loan B – USD. The opening margins of 2.50% and 2.00% added to the base rates (EURIBOR and SOFR, respectively) are determined by reference to the Performance Ratio and subject to reduction upon de–leveraging of the Performance Ratio in accordance with the revised margin ratchet provisions in the SFA. Upon the occurrence of the IPO, the margin (at each level of the margin ratchet) applicable to the Term Loan B facilities and the RCF was reduced by 0.50% per annum (subject to a minimum floor of 1.75% applicable to Consolidated Term Loan B – USD only). As of June 30, 2026, €1,100.0 million and $1,336.2 million, respectively, were outstanding under the Term Loan B facilities.

In June 2026, we executed an amend and extend transaction for our $225 million RCF and the €250 million guarantee facility. The RCF was increased and redenominated from $225.0 million (comprising of $140.0 million RCF, $45.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale, as well as a $40.0 million ancillary facility with Erste Group Bank AG) to €300.0 million (comprising of €210.0 million RCF (undrawn as of June 30, 2026), €50.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale (undrawn as of June 30, 2026), as well as a €40.0 million ancillary facility with Erste Group Bank AG ($36.5 million from the ancillary facility line as of June 30, 2026 is temporarily designated to our supplier finance program and the remaining part of the ancillary facility was undrawn)). As part of the transaction, the maturity of the €250.0 million guarantee facility, the €210.0 million RCF and the €50.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale was extended from May 2028 to May 2031. Separately in June 2026, the maturity of the €40.0 million ancillary facility with Erste Group Bank AG was extended from July 2026 to July 2027 (subject to annual extension).

The SFA includes various undertakings and restrictive covenants, including compliance with a financial covenant (by reference to a maximum Performance Ratio), as well as certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends and make certain loans, investments and asset dispositions as well as certain events of default and mandatory prepayment obligations. Our IPO triggered the disapplication of certain covenants and undertakings in accordance with the terms of the SFA, such as (amongst others) the covenants restricting debt incurrence, payment of dividends, making of loans and investments, asset dispositions, affiliate transactions and mergers of guarantors. Whilst the limited recourse security granted by AI Alpine (Luxembourg) S.à r.l over its shares in INNIO N.V., and the intercompany receivables owed to it from INNIO N.V., was released to facilitate the IPO, the facilities under the SFA continue to benefit from security over, amongst other things, the shares in INNIO Beteiligungs GmbH and certain material companies in the Group and guarantees from INNIO N.V., INNIO Beteiligungs GmbH and such material companies in the Group, which have remained in place following the IPO.

Canadian Facility

On September 25, 2025, we entered into a credit agreement with National Bank of Canada, which provides a term loan facility (the “Term Facility”) with an aggregate principal amount of $35.2 million (CAD $49 million) on a secured basis. The Term Facility was used to purchase the land and building in Welland, Canada that was previously accounted for as a failed sale–and–leaseback liability related to our production site in Welland, Canada. Refer to Notes 20 and 27 to our annual audited consolidated financial statements for the fiscal year ended December 31, 2025, as disclosed in the Prospectus and Note 26 to our unaudited consolidated financial statements for the three and six months ended June 30, 2026.

The Term Facility is jointly and severally guaranteed by the general partner of the subsidiary that issued the debt. The guarantees are limited to 25% of the Term Facility commitment amount, or CAD $12.3 million, which is reducible to 10%, or CAD $4.9 million after one year, subject to no event of default and at the lender’s discretion.

The Term Facility matures on September 25, 2030 and bears variable interest at an adjusted term CORRA rate or an adjusted daily compounded CORRA rate, plus a margin of 1.36%, and subject to installment payments of principal and interest. As of June 30, 2026, $34.0 million was outstanding under the Term Facility.

Factoring Agreements

We utilize a trade receivables factoring program to enhance liquidity. Transfers of receivables under this program are accounted for as sales when we surrender control of the receivables. The accounts receivable sold are derecognized and excluded from accounts receivable – net, in our consolidated statements of financial position, and the related cash proceeds are classified as operating activities in the consolidated statements of cash flows. Gains or losses resulting from factoring transactions accounted for as sales are recorded in selling, general and administrative expenses in the consolidated statements of operations. Assets obtained and liabilities incurred in connection with these sales are initially measured at fair value and recognized on the consolidated statement of financial position.

As of June 30, 2026 and December 31, 2025, we derecognized accounts receivable of $180.4 million and $175.2 million in connection with our receivables factoring program that is accounted for as a sale. The net cash proceeds received from these transfers for the six months ended June 30, 2026 totaled $179.5 million and $173.6 million for the year ended December 31, 2025. The factoring fees on receivables sold under the factoring program for the six months ended June 30, 2026 and 2025 amounted to $0.9 million and $0.7 million, respectively.

Guarantees

We have provided various guarantees to customers in connection with prepayments and performance guarantees.

As of December 31, 2025, we had a guarantee facility under the SFA in the amount of €250.0 million and two surety bond agreements (“Kautionsversicherungsvertrag”) with SWISS RE and Allianz Trade Deutschland in the amount of €15.0 million each. The total balance of guarantees issued by banks and insurance companies as of December 31, 2025 stood at $123.0 million (including both advance payment guarantees and performance/warranty guarantees). As of June 30, 2026, the total balance of guarantees issued by banks and insurance companies amounted to $185.4 million. For the year ended December 31, 2025, no guarantees were called and no liquidated damages were paid.

Cash Flows

The following is a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
($ in millions)	2026	2025
Net cash provided by operating activities	443.6	90.6
Net cash used for investing activities	(101.3)	(45.9)
Net cash provided by financing activities	17.5	45.3

Operating Activities

Cash provided by operating activities increased by $353.0 million, or 390%, to $443.6 million for the six months ended June 30, 2026 as compared to $90.6 million for the six months ended June 30, 2025. The increase was due to a favorable increment in customer pre-payments as a function of our continued growing Equipment Order Intake and our robust operational performance. As a result, we were able to sustain our production volume expansion through an increase in inventory. The increase in inventory was in line with expected needs to fulfill sales from Equipment Order Intake booked in the year ended December 31, 2025 and backlog conversion from Equipment Order Intake booked in the six months ended June 30, 2026.

Investing Activities

Cash used for investing activities increased by $55.4 million, or 121%, to $101.3 million for the six months ended June 30, 2026 as compared to a use of $45.9 million for the six months ended June 30, 2025. This increase was primarily due to our ongoing investment in capacity, mainly machinery and suppliers’ asset expansion, to support our sales backlog and expected future growth.

Financing Activities

Cash provided by financing activities decreased by $27.8 million, or 61%, to $17.5 million for the six months ended June 30, 2026 as compared to $45.3 million for the six months ended June 30, 2025. The decrease was primarily due to lower proceeds from supplier finance programs because, for the six months ended June 30, 2026, these programs had already been better optimized compared to the six months ended June 30, 2025 when production ramp up started to take place. Instead, cash proceeds due to an increase in suppliers’ needs favored operating activities, resulting in an increase in accounts payable for the six months ended June 30, 2026. Additionally, the decrease in cash provided by financing activities was due to financing costs of $6.6 million related to our February 2026 debt refinancing and June 2026 revolving credit facility and guarantee facility extension fees partially offset by proceeds from non-controlling contributions of $3.3 million.

Contractual Obligations and Commitments

As of June 30, 2026, we have entered into firm commitments totaling $259.9 million for property, plant and equipment, primarily focused on expanding our production capacity and upgrading critical infrastructure to support our growth. Additionally, we have allocated $32.1 million towards intangible assets, with the majority directed at software investments and licenses.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 1 on “Operations and summary of significant accounting policies” to the audited consolidated financial statements included in the Prospectus for additional discussion of accounting policies and critical accounting estimates.

Except as described in Note 1 – Operations and summary of significant accounting policies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10–Q, there have been no material changes to our critical accounting policies and estimates as compared to those described in our annual audited consolidated financial statements, related notes and significant accounting policies for the fiscal year ended December 31, 2025, as disclosed in the “Prospectus”.

Recent Accounting Pronouncements

See Note 1 – Operations and summary of significant accounting policies to our consolidated financial statements included elsewhere in this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in credit, liquidity, foreign currency and interest rate.

Credit Risk

Our exposure to credit risk arises from accounts receivable not yet sold, contract assets, cash and cash equivalents and other financial assets measured at amortized cost. We maintain an allowance for expected credit losses that reflects historical experience, current conditions and reasonable and supportable forecasts and we may pool assets with similar credit and country risk characteristics when estimating expected losses. Credit risk on contract assets is driven by the specific characteristics of each customer, and we consider broader factors such as industry–and country–specific default risks affecting our customer base. As of June 30, 2026, we had accounts receivable – net of $234.2 million and an allowance for credit losses of $8.4 million.

We operate under a formal credit policy pursuant to which each new customer is individually assessed for creditworthiness before non–standard payment and delivery terms are extended, including review of external ratings where available, financial statements, credit agency and industry information and, in some cases, bank references. We further mitigate risk through the use of payment security instruments such as bank guarantees and letters of credit from first–class banks. Credit risk related to cash and cash equivalents is monitored at the company level; we place funds only in monetary deposits and enter into financial instruments with banks that have at least a BB rating from S&P, and we diversify balances across multiple counterparties to avoid concentrations. We avoid maintaining large deposits and place them only with highly rated banks. Expected credit losses on contract assets are measured on a lifetime basis, while impairment on cash and cash equivalents is measured on a 12–month expected loss basis, reflecting the short tenor of those exposures. Based on the external credit ratings of our banking counterparties, we consider our cash and cash equivalents to have low credit risk.

Liquidity Risk

We define liquidity risk as the risk that we may encounter difficulty in meeting obligations associated with our financial liabilities that are settled by delivering cash or another financial asset. We generally have access to multiple funding sources to support operations, investments and potential acquisitions, including existing cash and cash equivalents of $1,039.9 million as of June 30, 2026, operating cash flows and committed but undrawn credit facilities. In June 2026, we amended and extended our RCF, ancillary facilities and guarantee facility. See “—Liquidity and Capital Resources—Senior Facilities Agreement.” As of June 30, 2026, our €210 million RCF was undrawn, and we had ancillary facilities of €40.0 million ($36.5 million from the ancillary facility line as of June 30, 2026 is temporarily designated to our supplier finance program and the remaining part of the ancillary facility was undrawn) and €50.0 million that were also undrawn. To enhance daily liquidity management, we operate three global cash pooling solutions, two in Euros and one in U.S. dollars, using zero–balancing structures that concentrate available cash in header accounts. We have immediate access to liquidity through intraday overdraft limits, with end–of–day settlements executed from the respective header accounts at Frankfurt, Vienna and New York cut–off times. By aggregating financing volumes, short-term liquidity surpluses of certain of our companies can be deployed to fund the cash requirements of others, reducing external borrowing needs and optimizing cash investments, which in turn benefits our net interest result.

In addition, we have implemented both a factoring program and a reverse factoring program to further support working capital efficiency and liquidity. Based on the above, we consider our liquidity risk to be low.

Foreign Currency Risk

Our reporting is in U.S. dollars. Transactions that are denominated in a currency other than the respective functional currency of an operation are recorded at that functional currency, and the spot exchange rate is applied at the date when the underlying transactions initially are recognized. At the end of the reporting period, foreign currency–denominated monetary assets and liabilities are translated in the functional currency by applying the spot exchange rate prevailing on that date. Gains and losses arising from these foreign currency revaluation differences are recognized in net income. Foreign currency–denominated transactions classified as non–monetary and accounted for at a historical cost are not revalued and translated using the historical spot exchange rate.

For the three months ended June 30, 2026 and 2025, we recorded currency translation adjustments, net of taxes, of a gain of $7.6 million and a gain of $26.3 million, respectively, and an effect of exchange rate changes on cash of a loss of $3.7 million and a gain of $10.8 million, respectively.

For the six months ended June 30, 2026 and 2025, we recorded currency translation adjustments, net of taxes, of a gain of $15.7 million and a gain of $37.6 million, respectively, and an effect of exchange rate changes on cash of a loss of $9.4 million and a gain of $16.9 million, respectively.

As of June 30, 2026, approximately 46% of our sales were denominated in U.S. dollars, and our supply purchases were split in substantially similar proportions between euro and U.S. dollars. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, revenue or expenses increase, our operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

Since August 2025, we have hedged international sales contracts where collections and revenues are in a currency different from the one in which production costs are incurred, specifically, entering USD to EUR foreign exchange forward agreements with a group of our relationship banks. As of June 30, 2026, the total notional hedged amount in U.S. dollars was $1,809.6 million across different maturity dates.

Interest Rate Risk

As of June 30, 2026, we had cash and cash equivalents of $1,039.9 million. Interest earning instruments carry a degree of interest rate risk. Our borrowings under the SFA generally bear variable interest based on one–or three–month EURIBOR or one–or three–month USD SOFR. The interest rate for Term Loan B – EUR in the amount of €1,100.0 million consists of a variable EURIBOR plus a margin, as defined in the SFA and determined by the Senior Secured Net Leverage Ratio as of each quarter–end date. The interest rate for Consolidated Term Loan B – USD in the amount of $1,336.2 million consists of a variable Term SOFR plus a margin, also defined in the SFA and determined by the Senior Secured Net Leverage Ratio as of each quarter–end date. A hypothetical 10% change in interest rates would not result in a material impact on our financial statements.

We use derivative financial instruments, primarily interest rate swaps designated as cash flow hedges, to manage exposure to variability in cash flows associated with our variable borrowings. We do not hold or issue derivatives for trading or speculative purposes. In the six months ended June 30, 2026, we hedged 70% of the nominal amount of Term Loan B – EUR and 71% of the nominal amount of Consolidated Term Loan B – USD through eleven interest rate swaps, valid until November 2028. As of June 30, 2026, outstanding notional amounts included $877.3 million (EURIBOR swaps) and $945.0 million (SOFR swaps), with related derivative assets and liabilities recognized at fair value within other current and non–current line items. The effective portion of fair value changes for these cash flow hedges is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the periods in which the hedged interest cash flows affect earnings. We recognized no hedge ineffectiveness for the six months ended June 30, 2026.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10–Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act). Based on that evaluation and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses and Remediation Plan

As previously disclosed, in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2025, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting relating to (i) the lack of sufficient personnel with an appropriate level of U.S. GAAP and SEC reporting expertise, along with a lack of formalized and documented accounting policies and procedures, (ii) the lack of designing and maintaining effective management review controls to detect and prevent certain accounting errors, specifically, lacking adequately designed and documented review procedures to ensure the accuracy and completeness of financial data, particularly in areas requiring significant judgment or involving complex or non–routine transactions, including jurisdictional income tax provisions, and (iii) the lack of designing and maintaining effective IT controls related to the preparation of our financial statements, specifically, lacking the designing and maintaining of sufficient controls related to: (a) logical access security to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications and data; (b) system change management processes to ensure changes are appropriately authorized, tested, and approved; and (c) IT operations.

We are in the process of implementing a plan to remediate the material weaknesses described above. Our remediation plan includes: (i) hiring additional accounting and financial reporting resources with U.S. GAAP and SEC reporting expertise, and engaging third–party advisors as necessary, to augment our internal resources and establish formalized accounting policies and procedures; (ii) strengthening our IT general control environment by enhancing access controls, privileged user oversight, segregation of duties, change management, IT operations and data backup; and (iii) improving our management review controls by developing and documenting standardized review procedures, enhancing the rigor and documentation of management reviews, and increasing supervisory oversight of accounting areas requiring significant judgment. When we are satisfied that the internal control over financial reporting associated with the material weaknesses have been effectively designed and implemented and have operated within our company for a sufficient period of time, we will determine whether the material weaknesses have been remediated.

As of June 30, 2026, the material weaknesses described above had not been remediated.

Changes in Internal Control over Financial Reporting

Except for the actions we are taking to remediate the material weaknesses relating to our internal controls over financial reporting described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings relating to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

In addition to the Risk Factors and other information set forth in this report, you should carefully consider the risk factors disclosed in the “Prospectus. Those risk factors could materially affect our business, financial condition, or future results.

Risk Factors

Investing in our common shares involves a high degree of risk. Before making an investment decision, you should carefully read and consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes as disclosed in the Prospectus. The risks and uncertainties described below may not be the only ones we face. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. In that event, the market price of our common shares could decline, and you could lose part or all of your investment.

Risks Related to Our Industry

The distributed power generation and gas compression markets are highly competitive. Competing solutions for distributed energy include renewables such as solar, wind and storage, reciprocating engines, fuel cells and other engines or turbines, any or all of which might be perceived as superior to our technology, for economic, ecological or other reasons.

We manufacture reciprocating, fuel-flexible engines that provide energy solutions and services for power generation and compression at or near the point of use (distributed power generation). Our business operations encompass the production and sale of gas engines for the conversion of gaseous input fuels, including renewable, industrial waste and hydrogen-rich gases into mechanical, electrical and thermal energy, along with services such as spare parts, maintenance and repair, as well as digital solutions.

The worldwide markets for energy solutions, power systems and related services are highly competitive. Factors such as pricing, product and service quality, product development and launch time, power output, lead times (the time between order placement and delivery), power density (power output per square foot of land area), modularity, scalability, environmental regulations and requirements, permitting processes, incentivization schemes, customer relations, financing conditions, supplier capacity, consolidation of our competitors, delivery times, opportunity for electrical grid expansion and the ability to adapt quickly to changing market demands each have a key role to play in our highly competitive market environment. We face strong, existing competitors and rising new competitors from established markets, where many competitors have developed their offerings locally and are now expanding globally, who may offer more advanced products or solutions or have a more affordable cost structure. We also face competition as new technologies develop, such as small modular nuclear reactors and fuel cells. If the demand for our offerings decreased as a result of a weaker market position, we could experience increases in inventory of finished or work-in-progress goods or unexpected price erosion.

Within our addressable market, we face competition from technologies that can also provide onsite power as well as competition from a wide variety of distributed generation sources that can allow businesses to self-generate a portion of their energy demand and utilities or IPPs to provide energy to their end customers. The most direct competition to our solutions is other manufacturers of fuel-flexible (reciprocating) or diesel engines and energy solutions, such as turbines, and services for power generation and regional rental businesses that own and operate a fleet of diesel or gas-fueled reciprocating engines and turbines. The OEM equipment providers of these engines are typically large, well-established companies that benefit from global scale, cost advantages, high-volume manufacturing, strong supplier relationships, large customer bases and extensive service networks. If these competitors shift significant production or commercial focus toward gas-capable engines, we could experience price competition, which could negatively affect our market share, overall business and results of operations. Competing rental companies in partnership with large engine OEM providers also have extensive manufacturing, field service and financial resources that create intense competition in the form of large available supply capacity and highly competitive pricing.

In addition, renewable energy such as solar and wind power may decrease demand for our energy solutions and power systems due to a faster than expected transition towards renewables and decarbonization. For example, the European power generation market is transitioning to flexible grid-balance and peak-reducing applications from continuous baseload operations due to the expansion of wind and solar power, which could reduce our engines’ anticipated annual operating hours. Fewer operating hours could result in reduced Services revenue, including decreased parts consumption and fewer maintenance events and overhauls. Additionally, while natural gas is well suited to serve as a bridge technology if renewables expand, the adoption of energy storage technology paired with intermittent renewables could emerge as a viable and proven baseload solution in the future and could thus become direct competition to our energy solutions and power systems.

Any inability to compete effectively against our competitors or achieve satisfactory prices in negotiations with customers could have a material adverse effect on our business, financial position and results of operations.

Adverse changes of certain external economic factors may materially and adversely affect our business, financial position and results of operations.

If the macroeconomic conditions of the economies in which we operate deteriorate, our business may be materially and adversely affected. For example, an actual or expected deterioration of macroeconomic conditions could lead to our customers modifying, delaying or, in rare instances, canceling plans to purchase our products, solutions and services, or they may fail to follow through on purchases or contracts already executed. For the same reasons, the prices that are achievable for our products, solutions and services may decline. In addition, it may become more difficult for our customers to obtain financing, including project financing and securities, or customers could request to move agreed payment dates, which could negatively impact our financial position. Additionally, region-specific macroeconomic factors, such as local gross domestic product growth rates, inflation, currency exchange rate fluctuations, taxation policies and the quality of infrastructure, could affect our customers’ purchasing power, operating costs and investment decisions, which could negatively impact our business.

The availability and terms of financing for our customers, including, in particular, interest rates for such financing are impacted by macroeconomic and other market conditions. As a result, large projects may become increasingly difficult to finance and subject to stricter requirements. For example, in 2022, as a result of the sharp rise in gas prices immediately following the beginning of the conflict between Russia and Ukraine, European governments began increasing subsidies, causing gas prices to fall. However, due to the structure of the government subsidies, electricity prices did not immediately decrease alongside gas prices, creating customer reluctance to make new investments, which decreased our order intake for equipment sales compared to the previous year.

Additionally, persistent high energy prices in the markets in which we operate may have an adverse impact on our business. There is a risk that certain sectors of our customer base could experience financial distress due to persistent high energy prices, leading to potential defaults on contractual obligations, or may choose to relocate their operations to other geographies with more favorable economic or regulatory conditions. Unforeseen and persistent high energy prices could decrease demand for our products, solutions or services and could affect the markets in which we operate and competitive position, which could materially impact our business, financial position and results of operations. For more information concerning macroeconomic conditions related to AI, see “—We rely on the continued growth of our customers’ data center networks to grow our business, operations and revenue, and any decreases in demand for these networks could lead to a decrease in our product offerings” and “—Uncertainties with respect to the development and use of AI in our business, products, and solutions may result in harm to our business and reputation.”

A deterioration of macroeconomic conditions, including an adverse development of financing conditions and reduced credit support for our customers, could lead to reduced demand for our offerings or reduced engine operating hours, which could have a material adverse effect on our business, financial position and results of operations.

Changes in tariffs, international trade policies or new trade barriers may have a material adverse effect on our business, financial position and results of operations.

Our operations are exposed to international trade policies, tariff regimes and related protectionist measures that may materially affect our cost structure and competitiveness. Changes in the political and economic framework due to trade wars, tariffs, sanctions, protectionist measures, among other things, could increase our input costs, decrease our ability to source key components, increase the risk of project fulfillment, decrease our ability to predict upcoming projects and reduce our margins.

The United States imposed a series of tariffs, including on steel and aluminum imports, beginning in early 2025, on a wide range of trading partners, including the European Union (“EU”), Canada and Mexico, who historically benefited from treaties that provided for beneficial treatment when selling goods into the United States. The announcement of these tariffs in February 2025 resulted in an incredibly volatile market environment, leading to the implementation and subsequent partial suspension of the tariffs in April 2025, which partially eased the volatility. The suspension of some of the tariffs was lifted in August 2025, and there can be no assurance that similar tariffs will not be implemented in the future, which could have a material adverse effect on our business and results of operations. Additionally, in the United States, tariffs on steel and aluminum have subsequently been expanded. For example, since August 2025, our equipment has been subject to tariffs of up to 200%, corresponding with a proportion of aluminum and steel imported into the United States. The calculation of aluminum and steel tariffs applied to our equipment is difficult to assess under the current United States tariff framework, and the continued expansion of these tariffs could have a material adverse effect on our cost structure, business and results of operations. There can be no assurance that such market volatility and other negative effects in the United States and globally will not continue as the result of such significant changes in trade policies and tariffs.

Additionally, the ongoing economic conflict between the United States and China and the geopolitical tensions between China and Taiwan may result in restrictions on the export of certain goods from China to the United States and other countries. This could impact the availability of specific rare earth minerals, elements and metals and other products and production capacity in our supply chain, which could hinder our ability to manufacture certain engine parts, necessitate production at substantially higher costs, lead to legal uncertainty and delay order processing.

While we employ a “local-for-local” strategy, where we produce and source our equipment and services within the markets where we operate, to alleviate the impact of trade wars, tariffs, sanctions, customs, protectionist measures or other similar macroeconomic impacts on our equipment and services costs, due to increasing global price competition, there is no assurance that we will be able to pass increased costs through to customers, sustain historical pricing, or maintain contractual leverage with existing and prospective customers.

Prolonged trade disputes, trade barriers and broader geopolitical tensions may exacerbate these risks by triggering policy volatility, heightened enforcement of trade measures, and supply chain interruptions affecting critical components and raw materials. Such developments could contribute to financial market instability, commodity and energy price volatility, including potential energy market instability illustrated by elevated gas and electricity prices, short-term substitution toward coal or diesel, and restrictions on the availability of inputs necessary to operate our equipment. Any material escalation in tariffs or other adverse trade policy actions, or the realization of significant related political developments, could have a material adverse effect on our business, financial condition and results of operations.

Political instability or international conflicts may have a negative effect on our business, financial position and results of operations.

Our business prospects and the execution of projects awarded to us may be negatively affected by political instability or international conflicts. For example, we may be forced to reorganize, reduce or terminate business operations in geographical areas where our employees, partners, suppliers or subcontractors would otherwise be subject to unacceptable economic or personal risks due to situations such as ongoing or threatened civil unrest, terrorist attacks or military conflicts or otherwise unfavorable circumstances that would make it difficult to operate in such regions. Some of our current and planned projects and service activities are in regions that are exposed to a higher risk in this respect, including in many emerging markets such as in Pakistan, Bangladesh, Lebanon, Ukraine and other countries, which are subject to unpredictable changes in policies and regulations. Furthermore, changes in the political and economic framework due to boycotts or economic weakness of economies or industries, among other things, could negatively affect our business by increasing the costs of our inputs, decreasing our ability to source key components, increasing the risk of project fulfillment, decreasing our ability to predict upcoming projects and reducing our margins.

We employ a local-for-local strategy to mitigate the impact of boycotts or other similar macroeconomic impacts on our cost base. Due to global price competition, there can be no assurance that we can continue to pass these costs through to end markets nor that we can continue to maintain our contractual leverage with existing and potential customers. The long-term effects of trade wars, international conflicts and geopolitical tensions could lead to political and social instability, instability in financial markets, significant market and other disruptions, including a restructuring of the global energy market with increasing energy prices, particularly with respect to gas and electricity, a short-term shift towards coal and diesel due to customer fears of gas shortages and restrictions on supply chain inputs needed to operate our equipment. The realization of any significant adverse political development could have a material adverse effect on our business, financial position and results of operations.

The spread between gas and electricity prices and the predictability of electricity prices could result in reduced demand for our equipment and services, which could negatively affect our profitability.

The economic benefits of our equipment and services to our customers depend on both the price of gas available from the local gas utilities and the cost of electricity available from alternative sources, including local electric utility companies. Historically, increases in gas prices have led to corresponding increases in electricity prices. However, if the relationship between gas and electricity prices weakens or deteriorates, our customers may face challenges in offsetting higher gas costs through elevated electricity pricing. For example, in 2021, due to government intervention in European gas markets in response to rising gas prices, the relationship between gas prices and electricity prices weakened, reducing the demand for our customers’ products and, therefore, our equipment used to support those products. Should this decoupling occur again, it could reduce demand for our gas engines or negatively impact our Services segment, resulting in a material adverse impact on our business, financial position and results of operations. Furthermore, actual or perceived potential increases in gas prices or other fuels or restrictions on their availability, whether due to physical constraints or unfavorable regulatory conditions affecting delivery or production of natural gas or other fuels, could render our equipment less economically appealing to potential customers, thereby reducing demand for our equipment and services.

Additionally, our customers’ decisions to purchase our equipment and services are significantly influenced by the price of our equipment and services, the price predictability of electricity generated by our equipment in comparison to the retail price, and the future price outlook of electricity from the local utility grid and other energy sources. These prices are subject to change and may affect the demand for our equipment and services. Factors that could influence these prices and are beyond our control include the impact of energy conservation initiatives that reduce electricity consumption; construction of additional power generation plants (including renewables, storage, nuclear, coal or natural gas); technological developments by others in the electric power industry; the imposition of interconnection, “departing load,” “standby,” power factor charges, greenhouse gas emissions charges, or other charges by local electric utility or regulatory authorities; and changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed or incentives granted by such utilities on customers. In addition, even with available subsidies for our equipment, in those areas where the current cost of grid electricity is low, including in some states in the United States, and some European and Asian countries, our equipment and services may not be economically attractive.

Any significant adverse change to the spread between electricity and gas prices, and to the predictability of electricity prices, could reduce customers’ demand for our equipment and services, which could have a material adverse impact on our business, financial position and results of operations.

Volatile oil and gas prices, long-term low demand for oil and gas or increasing alternative uses of byproduct, or flared, gas could result in reduced demand for certain of our offerings which could negatively affect our profitability.

Demand for certain of our products, services and solutions is affected by prices and demand for oil and gas. Since oil and gas prices are set on a commodity basis, spot market and futures market prices and their volatility, as well as storage capacities, impact the business activities of our customers from relevant industries and their investment behavior. Historically, prices for crude oil, refined products, natural gas and petrochemical products have fluctuated widely in response to changes in many factors over which we do not and will not have control and which are difficult to predict. For example, the price of crude oil has experienced significant volatility in recent years, with the price per barrel of West Texas Intermediate crude rising from a low of $35 in October 2020, due in part to reduced global demand stemming from the global COVID-19 pandemic, before surging to over $120 a barrel in early March 2022, following Russia’s invasion of Ukraine, and returning to a low of $58 in May 2025. Further volatility in the prices for oil and natural gas may occur due to heightened levels of uncertainty related to geopolitical issues such as Russia’s ongoing invasion of Ukraine and sanctions related thereto, the ongoing conflicts in the Middle East, and political, economic and social instability in Venezuela. Most recently, oil price volatility continued in early 2026 as a result of the ongoing conflict between the United States, Iran and Israel. The expansion of these hostilities has introduced further uncertainty into the global energy markets, which may lead to increased costs and delays in the near term. Additionally, the production rates of gas could decline due to resource depletion in mature fields, reduced exploration investments, stricter environmental regulations, lower customer demand due to increased competition with renewables, geopolitical instability, technical challenges in accessing new reserves, uneconomical market conditions, aging infrastructure, climate change initiatives and disruptions from natural disasters, which could limit the availability of fuel used to power our engines, affecting demand for our gas engines and other products across our customers’ industries. For more information, see “—The spread between gas and electricity prices and the predictability of electricity prices could result in reduced demand for our equipment and services, which could negatively affect our profitability.”

In the event of long-term volatile oil and gas prices or when such prices are expected to be low for a longer period in the future, our customers whose activities in the oil and gas industry primarily depend on profitability may postpone investments, affecting demand for our distributed power packages in the oil and gas industry and, in the event of low gas prices, rendering our gas use efficiency less relevant to our customers. Conversely, long-term high prices for oil and gas could cause an overall economic recession, which could lead to a change in customer behavior as a result of cost-saving measures or force us to adapt our pricing strategies.

Customers also use our engines to utilize the abundant associated gas that is otherwise flared as primary input fuel for our engines. Annual flaring in the upstream oil and gas industry has increased in recent years as oil production, and associated gas generated by oil production, outstrips the ability to build adequate midstream gas infrastructure to collect, process and transport associated gas to commercial markets. However, should the substantial upfront investment be made to expand midstream gas infrastructure and in effect provide a greater outlet for the associated gas, our customers could decide to transport and sell the petroleum gas on commercial markets, which in turn could reduce the demand for our engines and negatively affect our sales. This could have a material adverse effect on our business, results of operations and financial condition.

Any significant adverse developments in oil and gas markets, including sustained volatility and long-term low demand, could reduce customers’ demand for our products and services, which could have a material adverse impact on our business, financial position and results of operations.

Future legislation and regulation governing internet-related services, other related communications services information technologies and critical infrastructure, such as data centers, could disrupt our customers’ businesses and markets, resulting in declines in sales volume and prices of our products, which would have an adverse effect on our business operations and performance.

Various laws and governmental regulations governing internet-related services, related communications services, information technologies (“IT”) and the construction and location of data centers, and other critical infrastructure, both in the United States and internationally, remain largely unsettled, even in areas where there has been some legislative action. It is likely there will be further laws and regulations forthcoming in the United States and other countries where our customers operate in the areas of cybersecurity, data privacy and data security, AI intelligence and critical infrastructure construction, permitting and energy consumption, any of which could impact us and our customers. Additionally, current and future laws and regulations relating to the construction and location of data centers could have an adverse effect on our business, as we are dependent on development of significant land areas within the data center business line. New laws may be introduced that may impact our clients, and that may be retrospective, in relation to environmental, land use and development regulations, which could result in a decline in our sales volume. For example, certain state and local jurisdictions in the United States have or are considering enacting restrictions or moratoria on data center development in response to public opposition, and many local jurisdictions require discretionary approvals which could prohibit, restrict or condition data center development. Any significant curtailment on the development of data centers could adversely affect our business operations and financial performance. Future legislation and regulation could impose additional costs on our business, disrupt our customers’ businesses and markets and/or require us to make changes in our operations, which could adversely affect our operations and performance.

Some of our customers currently benefit from government incentive programs, such as the availability of rebates, tax credits and other financial programs and incentives, and changes to such benefits could cause our revenue to decline and harm our financial results.

Certain of our customers benefit from government policies that support large scale renewable energy, energy efficiency or grid stability and enhance the economic feasibility of such projects and businesses in regions in which we operate. In a number of countries, notably in the EU, governments provide incentives, such as tax incentives, renewable portfolio standards or feed-in-tariffs, that support or are designed to support the sale of energy from large scale renewable energy facilities, cogeneration or flexible power plants. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review such laws and policies and take actions that would be less conducive to the development, operation and manufacture of renewable energy equipment, cogeneration or flexible power plants. Any reductions or the elimination of governmental incentives or policies that support the utilization of our technology, such as the removal or reduction of tax incentives or the imposition of additional taxes or other assessments, could result in reduced demand for our equipment and services. Relatedly, a broad decline in public support or a rollback of policy support could adversely impact our business and results of operations.

In Europe, our customers, and indirectly our business, have benefited from a number of government-sponsored programs, incentives and initiatives related to renewable energy. For example, Germany extended their renewable energy law in 2025, which will expire in 2029, aimed at incentivizing flexible power generation with biogas, allowing our customers to benefit from biogas subsidy schemes, which we believe has increased their ability to purchase from us. There can be no assurance that these subsidy schemes will remain in effect in their present form or at all, and the elimination, reduction or modification of these regulations could materially harm our business and results of operations.

International, national, and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on reducing greenhouse gas emissions. Caps or fees on carbon emissions have been and may continue to be established, and the cost of such caps or fees could disproportionately affect the fossil fuel sectors. While such legislation and regulations could boost demand for our equipment and services that contribute to the reduction of greenhouse gas emissions, compliance with greenhouse gas emission legislation and regulations applicable to our or our customers’ operations may have significant implications that could adversely affect our business and results of operations.

Risks Related to Our Business

Our operations are expanding rapidly, and we may fail to effectively manage our anticipated growth and expansion of our operations. Our rapid growth and expansion have required and will continue to require significant capital expenditures and valuable management and employee resources.

We have experienced, and expect to continue to experience, rapid growth regarding the scope and nature of our business and operations in a short timeframe, notably in the United States where there is an increasingly high demand for AI capabilities, data centers and strong prime and behind-the-meter power capabilities. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs, reporting system, licensing and permitting processes and hiring system. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. These improvements may require significant capital expenditures and management resources, and we cannot ensure that monetary and human resources expended to manage growth will yield financial returns. For example, we are expanding capacities across engine assembly, component manufacturing and containerization, including increasing the utilization of our Waukesha, Wisconsin and Welland, Ontario facilities to support regional production and delivery, as well as our containerization project in Trenton, New Jersey and the addition of new dedicated sites in Texas. Improving and expanding these facilities has required and may continue to require substantial investments in machinery and production, increased research into and contractual obligations with qualified suppliers for equipment parts and other critical components and greater hiring, onboarding and training of employees across manufacturing, quality, supply chain, compliance and support functions. If such improvements or investments are not implemented successfully, our ability to manage potential growth could be impaired and any impairment may require additional expenditures. Additionally, rapid growth in our business may place a strain on our human and capital resources, increasing potential labor shortages and workforce attrition.

Our diversified, global operations have increased, and may continue to increase, demands on our resources as we expand and may continue to require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technical experts, engineers, mechanics, field service technicians, sales and other personnel, particularly in the United States. Notably, our rapid capacity expansion in Trenton, New Jersey and Waukesha, Wisconsin exposes us to heightened ramp up and fulfillment risks, including the risk of a mismatch between the speed of our production ramp and the delivery timelines we have committed to in customer contracts. If the ramp up of our equipment, facilities, hiring, onboarding and training progresses more slowly than planned, we may be unable to deliver engines at the volumes and dates reflected in our backlog and prior sales commitments. As of June 30, 2026, approximately 63% of our Equipment Order Intake was generated from data centers, which heightens the potential impact of any ramp up slippage on our backlog concentration. This could lead to re-sequencing of orders, delays, cost overruns, liquidated damages or other contractual penalties, renegotiations or cancellations and reputational harm, particularly for some of our large data center customers to whom our contracts provide favorable terms, such as penalties we owe for any delivery delays, equipment non-conformance and equipment failures, some of which could be substantial if there were to be significant delays or issues with deliveries. Short-term mitigation through alternative manufacturing sites is inherently limited and depends on the availability of appropriate equipment, test capacity and shift models at those locations, and there can be no assurance that such mitigation would offset near-term shortfalls. While we may be able to supplement capacity at existing facilities in Europe subject to the availability of certain equipment, tooling and test stands and only after specific upgrades expected no earlier than 2028, any such measures would likely require extended lead times and higher costs.

Further, due to increasing demand, particularly from our data center customers, if we are asked to expedite the production of our engines, we may not always be able to conduct complete or adequate quality assurance testing or field validation of our equipment. As we continue to grow our equipment sales, the chance of quality defects or design flaws could increase.

Certain of our global installed engines may have operational lifetimes exceeding 20 years, as they may have undergone an overhaul or repair that extends the life of the engine, and may change ownership during this period. As a result, comprehensive operational data and service history may not be available consistently across our global installed base, making the accuracy of information regarding components installed during initial production or replaced during servicing hard to determine. This inability to trace these engines and parts makes it difficult to forecast the exact service requirements needed or anticipate the condition of certain engines prior to onsite maintenance, which can lead to increased engine downtime and added costs to maintain such engines by requiring additional parts or servicing, and we may lose customers if we are not able to sufficiently service their engines in a timely or cost effective manner. If we fail to align the pace of our capacity ramp up with customer commitments, our growth and financial results could be adversely affected. Any of the foregoing could have a material adverse effect on our business, financial position and results of operation.

We may not be able to successfully implement our strategies; in particular, we may fail to successfully benefit from the disruptive trends in global energy markets (such as the shift to hydrogen as an alternative fuel) and increase the share of our Services business.

Our future operational performance and financial position depend to a significant degree on the success of the strategic and operational measures we plan to implement or are currently implementing. We aim to benefit from the disruptive trends in global energy markets, namely decarbonization, decentralization and digitalization. Building on our role as a key enabler and an integral part of the broader energy transition, we are committed to leading the deployment of hydrogen- and electroFuel- (“eFuel”) engines, which may help facilitate the acceleration and transformation from fossil fuels to renewable energy sources. However, we may be unable to capitalize on the industry shift to hydrogen as an alternative fuel due to a potentially limited and costly hydrogen supply, evolving regulatory regimes, intensified competition from alternative low-carbon solutions and other customer adoption barriers. Digital solutions, one aspect of our Services segment, are needed to help improve availability and efficiency, reduce costs over an asset’s service life, and optimize performance and profitability remotely. To benefit from the ongoing digitalization trend, we plan to expand and enhance our myplant digital solution and tech support to provide further digital control to our customers allowing them to further optimize the performance of their processes. We aim to expand our myplant offerings to monitoring-as-a-service and energy-as-a-service customers, and we aim to expand our AI capabilities to our engine fleet. While we intend to focus our R&D spending on products and solutions that we expect to offer a competitive advantage, there can be no guarantee that our R&D spending will help us increase our market share or benefit from the current trends in global energy markets to deliver the targeted economic returns.

As our order intake for Equipment increases, we anticipate that there will be a corresponding increase in the need for servicing the equipment, including through installation and commissioning, long-term maintenance, minor and major overhauls, spare parts and digital solutions, through our Services segment. Our Services segment allows us to generate recurring, multi-year revenue and drive higher overall margins than our products business. Should we fail to increase the order intake or should the correlation between order intake and equipment services weaken, we may fail to achieve our profitability improvement targets. If customers were to reduce operating hours of our energy solutions and power systems, for example, due to a faster than expected transition towards renewables, or our installed base of engines decreases, demand for our service offering may be reduced. In addition, we may face more competition in our Services business as digital technologies and additive manufacturing continue to allow competitors to service our installed base at a competitive cost or price level. For more information, see “—Our Services business, which is a key contributor to our success and competitiveness, may not generate the revenue and profitability we expect.”

Our performance depends on the successful implementation of such measures, and the assumptions underlying our business planning could prove to be incorrect or may need to be revised in the future. If we are unable to successfully implement our strategies, our business prospects, financial condition and results of operation may be negatively affected.

We rely on the continued growth of our customers’ data center networks to grow our business, operations and revenue, and any decreases in demand for these networks could lead to a decrease in our product offerings.

A substantial portion of our business depends on the continued growth of our current and potential customers’ data center networks. As of June 30, 2026, approximately 63% of our Equipment Order Intake was generated from data centers. If these networks do not continue to grow, whether as a result of changes in the economy, regulatory environment, capital spending, building capacity in excess of demand, energy demand in excess of supply, inability to obtain, or delays in receiving, required permits and approvals, public opposition, or for any other reason, overall demand could decrease for our product offerings, which would have a material adverse effect on our business, results of operations and financial condition.

Further, our data center customers tend to be larger companies, such as communication network, cloud/hyperscale and colocation data center providers, which generally have greater purchasing power than smaller entities. Accordingly, these customers often have enhanced leverage that allows them to require more favorable terms and conditions in their contracts with us. In addition, these customers may impose substantial penalties for any product or service failures caused by us or the failure by us to timely deliver products ordered by those customers. As we seek to sell more products to such customers, we may be required to agree to such terms and conditions more frequently, which may include terms that affect the timing of our cash flows and ability to recognize revenue, and could have an adverse effect on our business, results of operations and financial condition.

As our data center business line continues to grow, we may not successfully execute our data center growth strategy as it depends on various factors, some of which are outside our control. Our data center growth strategy includes sustaining reliability, improving our operational efficiency and operating margins and continuing to develop production capacity to meet the increasing demand from customers as we anticipate growth in electricity demand from data center customers. The development of the data center industry is also supported by the rapid demand for local data centers, driven by increased cloud-based services and strong government support in data center infrastructure development, digital transformation and the rise of AI. Our ability to capitalize on the data center-driven power demand and energy transition tailwinds and growth in our installed base depends on our ability to execute our self-funded global manufacturing capacity expansion, commercialize new products and solutions and pursue targeted partnerships and selective M&A opportunities. The development of the data center industry also depends on demand for local data centers and cloud-based services as well as government support in data center infrastructure development. If environmental permits continue to allow diesel to be used for backup power solutions, the adoption rate of gas powered backup solutions may progress more slowly or come to a halt. Furthermore, data center customers have historically shown a preference for connections to the grid. If grid capacity grows unexpectedly, demand for our equipment, particularly our behind-the-meter offerings, may be reduced. There can be no assurance that we will be able to continue to grow as we currently anticipate or at all, and our failure to do so could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, governments or regulatory bodies where our data center customers operate may change emission limits or enforce other environmental standards upon our customers through regulation, market-based emissions policies, permitting requirements or conditions or consumer preference which in turn could reduce the demand for our engines and negatively affect our business, results of operations and financial condition.

We may be unable to successfully develop and launch a portfolio of competitive and technologically advanced products, solutions and services to respond to evolving market trends.

We may not be successful in developing a portfolio of technologically advanced products, solutions and services within the envisaged timeframe or at all, or at prices that allow our new developments to be competitive when compared to similar products, solutions and services available in the market. Further, we believe that our future success will depend in part upon our ability to anticipate technology shifts and advancements, such as the use of AI, design and system changes for our data center customers, improvements to algorithms to create more efficient processes and to enhance and develop new products and services that meet or anticipate such technology changes. For example, the increased use of AI has significantly increased the demand for high transient and high ambient temperature and altitude capabilities from our equipment by our data center customers. Increasing temperatures at our customers’ sites requires that our equipment run in ambient conditions that are warmer compared to sites in which our equipment has customarily operated in the past. The highly volatile load in AI data centers requires our equipment to perform load changes at much higher rates and amplitude than traditional applications. Any such developments will require continued investment in engineering, R&D, marketing, customer service and technical support, and we may not be able to improve ambient temperature capabilities and anticipate competitive drivers, such as change in power output, in an adequately or timely manner which could lead to de-rating, instability or performance shortfalls and may have a material adverse effect on our business, financial condition and results of operations.

Our operating results have in the past depended, and will continue to depend, to a significant extent, on our ability to meet the evolving needs of current and prospective customers, our ability to anticipate and adapt to changes in our markets and to optimize our cost base accordingly. We are currently offering our customers various pathways to transform their existing fleet of liquid fossil fuel-based power generation technology into a less carbon-intensive one, such as through the use of natural gas. However, as accelerating climate change calls for further decarbonization, our future success ultimately depends on our ability to compete with renewable energy sources and to offer our customers the energy solutions and power systems needed for a less carbon-intensive future. We are, therefore, focused on exploring different low and no carbon fuels, in particular hydrogen, to deliver energy. Furthermore, as evidenced by our portfolio of advanced digital solutions, such as our myplant application, which enables 24/7 remote monitoring, management and access to data of connected engines, we are constantly investing in our digital ecosystem.

In addition, new feature launches, product introductions or design changes could introduce new design defects that may impact product performance and life. Any design or manufacturing defects or other failures of our equipment, including catastrophic or pervasive equipment failures, could cause a large field recall, incur significant costs, divert the attention of our technical experts, engineering personnel, manufacturing personnel and field service technicians from product development efforts, delay deliveries and significantly and adversely affect customer satisfaction, competitive positioning and our business reputation.

Our large engine-based products require extensive simulation, component testing and field validation. Additionally, we have recently introduced upgraded, successor equipment offerings, with field validations and quality assurance testing scheduled throughout the introduction of the upgrade. We face risks that for our larger, more complex engine equipment, field correction programs may be required after the testing phase despite strict adherence to our quality assurance standards. Lack of performance or durability of our equipment requires significant field upgrades with high costs and labor requirements. There is a risk that our equipment may be inadequately tested or validated, which may result in operational, performance or durability shortcomings such as multiple blackouts during our customers’ operation of our engines, and we may not be able to repair or service equipment efficiently or cost effectively, which could result in warranty expense, disruption and increased expense to customers and reputational harm. Such shutdowns may result in significant costs if we are responsible for providing power from other sources during such blackouts. We have faced, and may continue to face, blackouts, which could result in significant costs, warranty and service obligations, production slowdowns and reputational harm, which could materially affect our business, financial position and results of operations.

Additionally, we depend on a limited number of third-party container packagers for certain systems used in our data center solutions, with some of these systems not yet having been commercially tested on a large scale. Scaling an unproven packaging design to high weekly volumes from launch presents execution, qualification and reliability risks, including risks related to manufacturability, supply chain robustness, field performance and long term durability.

Even if we succeed in developing innovative and advanced technologies, our competitors may be able to commercialize similar technologies faster or more successfully than us, and we may have to compete with new digital players in the field of digital offerings related to our products that offer more advanced solutions. Introducing new products and technologies requires a significant commitment to R&D, which in return requires expenditure of considerable financial resources that may not always lead to successful new developments. Our results of operations may suffer if we invest in the development of technologies that may not operate or may not be integrated or accepted in the marketplace as expected. In addition, we may fail to introduce our energy solutions or power systems into the market in a timely manner, particularly when compared to our competitors, thus negatively impacting our business, financial position and results of operation.

Our Services business, which is a key contributor to our success and competitiveness, may not generate the revenue and profitability we expect.

We offer an array of services and parts to customers of our engines, including recurring maintenance, spare parts, minor and major overhauls, upgrades, training as well as remanufactured spare parts and remanufactured engines. The Services segment generally produces higher margins than new engine sales in certain cases, making it particularly important for our financial performance. For the six months ended June 30, 2026, our Services segment contributed 44% of our net sales. While our ambition is to further enhance our Services business, it may not keep generating the revenue and profitability we expect, and such services could decline in importance over time. This could happen for a number of reasons, including:

•	changes in economic conditions, particularly the weakening of the electricity-gas price relationship, encouraging customers to become more cost conscious and less willing to commit to LSAs;

•

a large proportion of customers deciding to move their services and maintenance needs in-house or to “gray market” parts (products sold outside our official, authorized distribution channels) providers;

•	changes in customer preferences for connectivity and other digital services, including offerings from third-party software and hardware developers;

•	competitive pressure forcing us to reduce the prices we charge for services and/or parts, thereby reducing our margins and profitability;

•	pressure from supplier markets forcing us to increase costs for our supplied parts and services, thereby reducing our margins and profitability;

•	circumstances outside of our customers’ control, such as economic downturns, energy prices or climate change, leading to a reduction in running hours of engines;

•	extended maintenance intervals as a result of product quality improvements;

•	extended hiring and training intervals as a result of rapid growth; and

•	any unfavorable development of spark spread (the difference between the wholesale market price of electricity and the cost of production using natural gas) leading to a reduction of operating hours.

Our Services business tends to be less cyclical than the sale of energy solutions and power systems, as Services revenues are more closely linked to our installed base of engines and our engines’ operating hours rather than new customer investment decisions. A sustained decline in Services revenues, or a reduction in the relative contribution of Services to our overall revenue mix, would therefore increase our exposure to economic cycles, including fluctuations in energy demand, volatility in electricity and gas prices, adverse developments in spark spreads and delays or reductions in customer capital expenditures, and could make our results of operations more volatile and more sensitive to downturns in the broader energy and industrial markets. The occurrence of any of the foregoing developments could materially impact our revenue and, in particular, our profitability, and result in a lower return on our investment in our service network.

Our products involve a lengthy sales cycle, and we may not anticipate sales levels appropriately, which could adversely affect our results of operations.

A significant portion of our revenue and associated production volume in a given quarter and year stems from engines we sell outright to our customers as a capital purchase. The sale of our engine products typically involves a significant commitment of capital by customers, which has and in the future may result in delays associated with large capital expenditures. For example, due to a [recent] delay in the finalization of a lender agreement between our customer and the banks involved, we experienced a delay in revenue of approximately two months. A number of factors can lead to delays in placing and accepting purchase orders, such as an extensive review of all competing sources of self-generation, onsite delays including postponements in the production of data center shells and graphics processing units (“GPU”), the need to procure outside financing and delays, higher than expected order volume, lowering production and supplier capacity, and uncertainties imposed from the local authorities and utilities regarding site and interconnect permitting requirements. For these and other reasons, the sales cycle associated with our products can be lengthy and subject to a number of significant risks over which we have little or no control. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, this could have a material adverse effect on our business, results of operations and financial condition.

Our business depends on the timely availability of high-quality raw materials, parts, components and other inputs at reasonable prices. We are currently facing, and may continue to face, delays, shortages and price volatility as a result of global supply chain disruptions and other factors.

We purchase a broad range of materials, components and parts in connection with our manufacturing activities. These include steel, copper, aluminum, precious metals, such as rhodium and iridium, rubber, plastics, noble metals, such as platinum, and parts and components containing these and other raw materials. The cost of such parts, components and materials represents a significant portion of our total costs, and problems with their availability may in some cases pose a significant risk to our business.

The prices of these materials, components and parts are susceptible to significant and at times sharp fluctuations, including as a result of global or regional supply and demand dynamics in the commodities markets and end markets, production capacity and constraints on the part of suppliers, transportation costs and issues, energy prices, infrastructure failures, government regulations and tariffs, geopolitical events, changes in currency exchange rates, price controls, the economic climate including inflationary pressure and other unforeseen circumstances.

In addition to price and cost risks, we face risks of supply shortages for key raw materials, parts and components, which can arise due to a wide range of factors. Companies around the world are currently suffering from shortages of many raw materials, parts and components for complex reasons, many related to or triggered by geopolitics. These include surges in consumer demand, shortages of energy and labor in some markets, which have caused production and delivery delays along the entire supply chain, and shortages of truck drivers and shipping containers as well as a lack of port capacity and port worker availability, which have undermined the transport and delivery of goods. For example, in 2022 and 2023, we experienced delays with our generator deliveries due to copper and magnetic steel shortages. Furthermore, due to the specialization of the component parts required by power generation companies, particularly our cylinder head castings, generators, heat exchangers and pistons, our suppliers are heavily engaged with our competitors. This engagement could result in a decrease in our suppliers’ availability and in a reduction in our suppliers’ flexibility for our capacity, which may materially affect our ramp up times, delivery times, reputation and overall business.

Further supply risks arise from other factors, such as decreases in extraction and production due to natural disasters, political instability or unrest or production limits imposed in extracting and producing countries. For example, China, which is currently the predominant producer of rare earth elements such as samarium, ytterbium, neodymium and cerium, has expressly limited the export of such elements in the past and is increasingly implementing measures to limit access to such materials, such as an export licensing system or the imposition of export restrictions on rare earth elements. The geopolitical and economic uncertainties created by the Russia-Ukraine crisis have also adversely impacted global energy and raw materials supply chains, including industrial metals and rare earth minerals. The degree of our exposure is dependent on (among other things) the type of materials, rates imposed, and timing of the tariffs. In addition, in 2025, the United States raised the tariff on steel and aluminum imports, which requires or incentivizes companies to source more equipment or components from domestic sources. These tariffs, and other potential legislation passed by the United States, could result in increased costs and/or impact our ability to source such materials. Significant price increases for raw materials required for our production of our engines could reduce our operating margins and could harm our business, financial condition and results of operation. Furthermore, quality issues with respect to raw materials, components and parts may necessitate technical measures involving a considerable financial outlay to the extent we cannot mitigate such developments through price increases via our end-customers.

Any of the foregoing risks, if they materialize, could have a material adverse effect on our business, assets, results of operations, financial condition and prospects.

Uncertainties with respect to the development and use of AI in our business, products, and solutions may result in harm to our business and reputation.

We incorporate AI, machine learning, and automated decision-making technologies (collectively, “AI Technologies”) into our business activities and our product and service offerings. As with many innovations, AI Technologies present risks and challenges that could adversely impact our business. The development, adoption and use of AI Technologies are still in their early stages, and ineffective or inadequate AI development or deployment practices could result in unintended consequences and additional competitive pressures to our business. In particular, if the models underlying our AI Technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality datasets, or on datasets to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cyber security threats or material performance issues, the performance of our businesses, products or solutions, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

With respect to our products or services that incorporate AI Technologies, the market for such products and services is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance of products and services that incorporate AI Technologies is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our shares and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.

We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the models underlying AI Technologies can experience decay (also known as “model drift”) in which their performance and accuracy decreases over time without further human intervention to correct such decay. We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI models could increase our operating costs. Our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources. If we do not continue to invest resources to develop and support our AI Technologies, we may fall behind technological developments and evolving industry standards, which would likely harm our ability to compete.

Conversely, any failure to successfully develop and deploy AI Technologies in our business activities, products and services could adversely affect our competitiveness (particularly if our competitors successfully deploy AI Technologies in their businesses, products and services), and the development and deployment of AI Technologies will require additional investment and increase our costs. There also may be real or perceived social harm, unfairness or other outcomes that undermine public confidence in the use and deployment of AI Technologies. Furthermore, improvements in AI research could result in more stable and predictable patterns of electricity usage, reducing the frequency and magnitude of sudden changes in power demand which could decrease the demand for and utility of our engines’ abilities to quickly adjust to sudden changes in power usage. Any of the foregoing may result in decreased demand for our products or harm to our business, financial statements or reputation.

The legal and regulatory landscape surrounding AI Technologies in the United States, Europe and elsewhere is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of the AI Technologies we provide or use, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. For example, in the United States the regulatory landscape remains fluid with federal agencies signaling continued oversight under existing statutory authorities and considering new guidance or rulemaking. In addition, legislation related to AI Technologies has been introduced at the federal level and has been enacted by various states. States in particular continue to advance various AI regulatory frameworks, including requirements around transparency, risk management and accountability for AI technologies. Several states, such as Colorado, California, Texas and Connecticut, have enacted or proposed laws governing the development and deployment of AI technologies to varying degrees, typically focusing on high-risk uses of AI technologies. Collectively, these developments signal an emerging trend toward a patchwork of state-level governance of AI. In Europe, the EU Artificial Intelligence Act, or the EU AI Act, which entered into force in August 2024, establishes broad obligations for the development and use of AI-based technologies in the EU based on their potential risks and level of impact. The majority of the substantive requirements are expected to apply from December 2, 2027, following the EU legislators’ provisional agreement on a phased extension of the original August 2, 2026 deadline (such provisional agreement is not yet finalized or effective). The EU AI Act applies to companies that develop, use and/or provide AI in the EU and, in relation to the AI developed or deployed by the Company and includes requirements around transparency and output labelling (applicable on a phased timeline between August 2, 2026 and December 2, 2026), training data transparency, copyright compliance, and technical documentation (as applicable since August 2, 2025), and provides fines of up to the greater of €35 million and 7% of worldwide annual turnover for use of prohibited AI, and €15 million or 3% of such turnover for other non-compliance. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU. Further, the cost to comply with new or changing laws, regulations or industry standards relating to AI, or to adjust our business plans based on changes to how such laws are enforced, including adapting to loosened regulation to remain competitive, may impose significant costs and may limit our ability to develop, deploy or use AI Technologies. Additionally, the rapid evolution of AI may result in governments, state actors or other regulatory agencies enacting regulations that prevent any given government, state actor or regulatory agency from achieving certain AI goals. Given our status as a supplier of technologies with AI capabilities, we may be impacted by such regulations. Failure to appropriately respond to this evolving landscape may result in lawsuits (including class actions), investigations, enforcement actions, negative reputational impacts, and other penalties that materially impact our business.

The majority of our engines currently run with natural gas as the primary input fuel. As a fossil-fuel-based solution, natural gas power generation products are subject to a heightened risk of regulation and to changes in our customers’ energy procurement policies.

The majority of our engines still run on natural gas and thereby emit carbon dioxide and other greenhouse gases, particularly methane, nitrogen monoxide and nitrogen dioxide. Production of carbon dioxide and methane slippage have been shown to contribute to global climate change. Any pollutant-related changes in applicable laws, regulations, ordinances or rules may, therefore, negatively affect our business. Such changes, or a failure to recognize the benefit of our technology as a means to maintain reliable and resilient electric service with low greenhouse emissions of carbon based fuels, could make it more costly for us or our customers to install and operate our energy solutions and power systems on particular sites or even illegal to do so, thereby negatively affecting our ability to deliver cost savings to customers and preventing us from completing new installations or continuing to operate existing projects. For example, New York has restricted the use of natural gas and other fossil fuels in new buildings, including commercial and industrial buildings, starting in 2029. In Europe, emission trading schemes such as the EU Emissions Trading System (EU ETS) and EU Emissions Trading System 2 (EU ETS2) could influence our customers’ energy production costs by implementing caps on the amount of greenhouse gases that can be emitted by our customers’ installations. If the cost of the greenhouse gas allowances were to increase, the demand for our equipment may decrease. Furthermore, our energy procurement policies from customers and potential customers may prohibit or restrict their willingness to procure engines for the conversion of gaseous input fuels. If our engines become more costly or if we are prevented from delivering new engines as a result of existing or new applicable laws, regulations, ordinances or rules, or by our customers’ and potential customers’ energy procurement policies, our business prospects may be negatively impacted.

We are engineering our systems to be able to run on 100% hydrogen and other eFuels, or electricity-based synthetic fuels. However, if we are unsuccessful or if there is an insufficient supply of, or demand for, hydrogen or other synthetic fuels, our sales growth could be adversely affected.

Our systems can currently run on a fuel blend comprising up to 25% hydrogen, with all of our Type 4 systems capable of running on 100% hydrogen, and we continue to engineer our remaining Jenbacher systems to be operational with only hydrogen. We are, however, unable to adequately forecast the timing and cost requirements in order to sell these products to our customers. There can be no assurances that we will achieve market acceptance of all of our products, or that products and technologies developed by others will not render our products or technologies obsolete or uncompetitive.

In addition, we are currently dependent upon, and in the future expect to be more dependent upon, the availability of cost-effective hydrogen fuel blends for the profitable commercialization of our products and services. If these fuels are not readily available or if their prices are such that power and heat produced by our products costs more than power and heat provided by other sources, our products could be less attractive to potential users and our products’ value proposition could be negatively affected. An insufficient supply of hydrogen for this market could negatively affect our sales and deployment of our products and services.

If we fail to retain existing customers, derive revenue from existing customers consistent with historical performance, or acquire new customers cost effectively, our business could be adversely affected.

Our success, and our ability to increase revenue and operate profitably, depend in part on our ability to retain and keep existing customers engaged so that they continue to purchase products, solutions and services from us. Relationships with existing customers are particularly relevant for our Services segment as our Services offering generates recurring revenue over several years through LSAs and digital solutions. While historically the majority of our revenue was generated from our Services segment, we expect this to shift and that the percentage of our revenue generated from equipment sales will increase, particularly in the near term, as a result of the increasing demand from data center customers. Our top five largest customers by revenue accounted for approximately 41% of our revenue for the six months ended June 30, 2026. Our top five largest customers by revenue accounted for approximately 34%, 27% and 28% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, our top indirect account by revenue, Clarke Energy, accounted for 15.0%, 10.5% and 11.8% of our revenue, respectively. Accordingly, we are subject to customer concentration risk in the form of both the non-renewal of terminating service contracts, which can be brought on by financial distress, aggressive pricing offers from our competitors or merger and acquisition activity that is beyond our control, and as the cancellation of equipment purchases should there be any significant delays, non-conformance or other issues. See “—A substantial portion of our revenue is driven by a limited number of our customers, and the loss of, or significant reduction or delay in, spend from one or more of our top customers would adversely affect our business, operating results, financial condition and future prospects” and “—Our operations are expanding rapidly, and we may fail to effectively manage our anticipated growth and expansion of our operations. Our rapid growth and expansion have required and will continue to require significant capital expenditures and valuable management and employee resources” for more information. If one of our largest customers elects not to continue to purchase equipment from us or renew or extend existing service contracts or insists upon price concessions, we could realize a substantial loss of service revenue from a single customer, which could adversely affect our business, financial condition and results of operations.

Our continued growth also depends on our ability to cost-effectively acquire new customers for our products, solutions and services. Our ability to acquire new customers, in turn, depends on our ability to attract, train, retain and motivate sales and marketing personnel; our ability to remain competitive in our industry; our ability to anticipate and address the technological needs of our customers; and our ability to foster awareness of our products, solutions and services as well as our brand, among other factors. In addition, our ability to attract new customers in new industries, new geographies and with respect to new products, solutions and services will depend on our ability to effectively train our sales and marketing personnel and develop effective strategies to communicate the value of our offering to decision-makers at prospective customers in those industries and geographies. If we fail to attract and retain new customers, our business, financial condition and results of operations could be adversely affected.

A substantial portion of our revenue is driven by a limited number of our customers, and the loss of, or significant reduction or delay in, spend from one or more of our top customers would adversely affect our business, operating results, financial condition and future prospects.

A substantial portion of our revenue, order intake and backlog is driven by a limited number of customers. Our top five largest customers by revenue accounted for approximately 41% of our revenue for the six months ended June 30, 2026, and approximately 34%, 27% and 28% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, our top indirect account by revenue, Clarke Energy, accounted for 15%, 11% and 12% of our revenue, respectively. Similarly, VoltaGrid, a specialized EaaS provider for CNG and power, serving customers across data center, industrial, energy and oil & gas sectors, represents a significant portion of our Equipment Order Intake, accounting for approximately 41%, 14% and 10% of Equipment Order Intake for the years ended December 31, 2025, 2024 and 2023, respectively. Any negative changes in demand, in these customers’ ability or willingness to perform under their contracts with us, in laws or regulations applicable to these customers or the regions in which they operate, or in our broader strategic relationship with these customers could adversely affect our business, operating results, financial condition and future prospects.

We anticipate that we will continue to derive a significant portion of our revenue, order intake and backlog from a limited number of customers for the foreseeable future, and in some cases, the portion of our revenue, order intake and backlog attributable to certain customers may increase in the future. The composition of our customer base, including our top customers, may fluctuate from period to period given that our customer composition has evolved as our business continues to evolve and scale and as the use cases for AI continue to develop, for example. However, we may not be able to maintain or increase revenue, order intake or backlog from our top customers for a variety of reasons, including the following:

•	customers may develop their own equipment that may compete with ours;

•	customers may choose to have their equipment serviced by third parties that are not affiliated with us or have the capacity to service their own equipment;

•	some of our customers may redesign their systems to require fewer of our services with limited notice to us and may choose not to renew or increase their purchases of our equipment and services; and

•	our customers may have pre-existing or concurrent relationships with, or may be, current or potential competitors that may affect such customers’ decisions to purchase our equipment and services.

Our large customers may place considerable pressure on us to meet tight development and capacity availability schedules. Accordingly, we may have to devote a substantial amount of our resources to our strategic relationships, which could detract from or delay our completion of other important development projects. As many of our large customers purchase our equipment and services for data centers, any delays in the anticipated timing of data center build out could materially reduce the demand for our products and result in damage to our reputation. Our largest customers could also engage in business combinations, which could increase their size, reduce their demand for our equipment and services as they recognize synergies or rationalize assets.

Our customer concentration may also subject us to perceived or actual bargaining leverage that our direct data center customers may have, given their importance to us. If our data center customers seek to negotiate or renegotiate their agreements on terms less favorable to us, and we accept such unfavorable terms, such as higher liability limitations, penalties for delays, equipment failures and non-conformance and increased penalties for breaches of confidentiality, such unfavorable terms may have a material adverse effect on our business, results of operations and financial condition.

We currently rely on a limited number of suppliers for certain parts and equipment to build our products, and we may not be able to find replacements or immediately transition to alternative suppliers, which could adversely affect our business, financial condition and results of operations.

We currently rely on a limited number of suppliers, and in some instances, a single supplier, for certain equipment and components to build our products and replacements. In the event of supplier loss, it may be difficult to nominate and qualify an alternative supplier within an acceptable timeframe. If demand for the equipment or components necessary to build our products increases or our suppliers face disruptions in their productions, financial distress or bankruptcy or are otherwise unable to meet their obligations under our existing supply agreements, or if any of our suppliers or supplied goods become subject to sanctions and/or trade law restrictions, we may be forced to pay higher prices to obtain the necessary raw materials and other inputs from other sources. For example, steel is the principal raw material used in manufacturing our engines. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors beyond our control.

Our suppliers have in the past and may in the future be unable to provide the raw materials and components needed to build our products on schedule or at current prices and we have in the past and may in the future need to seek other suppliers, which may adversely affect our revenues, increase our costs and may require substantial efforts to qualify new suppliers, potentially leading to supply shortages and delays in component availability. In order to accurately predict or even reduce manufacturing lead times and ensure adequate component supply, we enter into agreements with certain suppliers that allow them to procure inventories based upon certain criteria. Due to the complexity and technical specification of some of our components, we may not timely find alternate suppliers, if at all. If we fail to accurately anticipate customer demand or our internal supply requirements, an oversupply of parts could result in excess or obsolete inventories, while an undersupply of parts could limit our production capacity, which would have a material adverse effect on our business and financial condition. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components and may result in delayed deliveries. A reduction or interruption in supply, a significant increase in price of one or more components or a decrease in demand of products could adversely affect our business and operations and could adversely affect our customer relationships. Financial problems of suppliers on whom we rely could limit our supply of components or increase our costs.

In addition, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality, there will be no increase in prices for the parts or components we purchase or that the parts or components we purchase will not be aged, outdated or obsolete. Inadequate quality of or defects in materials or products from suppliers could interrupt our ability to supply quality products to our customers or provide sufficient servicing of our customers’ engines in a timely manner and result in increased costs due to unplanned service requirements, higher warranty costs and potential delays in returning an engine to service, which could result in damage to our reputation and lead to a loss of customers. We also outsource certain of our components internationally, which may subject us to delays in delivery because of regulations associated with the import/export process, delays in transportation or regional instability and geopolitical disruption. Any of the foregoing would have a material adverse effect on our business, assets, results of operations, financial condition and prospects.

Operational failures in our value chain processes and quality issues could negatively affect our business and reputation, and result in claims, penalties and additional costs.

Our value chain comprises all steps in the product life cycle, from R&D to supply chain management, production, marketing, sales and services. Failures in our value chain processes could, among other things, result in quality, product safety or occupational safety issues. Such risks are particularly present in our engineering, production and remanufacturing facilities, which are located in Austria, the United States and Canada and have a high degree of organizational and technological complexity with automated production processes and robots and collaborative robots working hand-in-hand.

Certain products that we sold in the past have had quality issues resulting from the design, manufacture or commissioning of these products or from the software integrated into them, and such quality issues cannot be ruled out in the future. In case of software, quality issues may also manifest themselves in terms of vulnerability to cyberattacks, susceptibility to malware or other forms of disruptions and may particularly affect our automated and robot-dependent production and warehousing processes, which could significantly reduce our production output. We are also developing, and have developed, new equipment for our data center customers, which may increase the risk of quality issues arising from the design, manufacturing, or commissioning of this equipment. A failure or malfunction of one of our products may extend to other products, resulting in consequential damages significantly exceeding the value of the failing or malfunctioning product and might cause bodily harm. For example, quality problems related to engine parts could affect an entire product line of engines that may already be installed or planned to be installed at customer sites. This could result in, for example, a shutdown of engines, significant costs for fixing the quality problem and replacing or repairing defective parts, and in case we have to issue product warnings or similar communication to our customers or to the public, negative impacts on our reputation and customer relationships.

In addition, we may incur additional costs (including significant non-conformance costs) and face claims for specific performance and damages, if we fail to meet agreed specifications, technical requirements or guarantees for our products solutions or services, particularly in the context of contract bids, complex technical projects with detailed committed specifications, or under existing contracts relating to certain technical performance parameters. Failure can specifically occur in high-lifetime components (such as bearings, liners or cylinder head valves/seats) because certain wear-out modes may only become apparent after extensive fleet operation, which is sometimes beyond our typical validation periods, despite thorough testing. Any such cases could, in addition, have particularly detrimental consequences for our reputation.

We cannot guarantee that our quality assurance measures will be effective enough to detect and adequately respond to every quality assurance issue in a timely manner or at all. Even if such measures work as intended, responding to quality issues may result in significant additional costs if quality issues arise that affect the installed base or sold new units of a certain product line. Any operational failures in our value chain processes and quality issues arising in connection with our energy solutions and power systems could result in personal injury, property damage and environmental impairments, and lead to claims for damages, including consequential or other contractual damages, or could negatively affect our reputation, specifically if we have to issue product warnings or similar communication to our customers or to the public, all of which may have a material adverse effect on our business, financial position and results of operations.

Unforeseen business interruptions at our production facilities may lead to production bottlenecks or downtime.

Our success depends on the uninterrupted operation of our manufacturing operations. Unforeseen disruption of a production facility could be caused by a number of events, including a maintenance outage, IT malfunctions or cybersecurity attacks, power failure, equipment failure, floods, fires, earthquakes or other natural disasters, severe weather conditions, social unrest or terrorist activity, labor difficulties, public health concerns or other operational problems. A prolonged disruption at a manufacturing facility could result in production downtimes or temporary operation at reduced capacity preventing us from completing production orders in a timely manner, loss of business volume, reduced productivity or profitability at a particular production site, significant repair costs that are not covered by our insurance coverage and, in severe cases, injuries or loss of life. A production downtime or stoppage at our engine production facilities in Jenbach, Austria, Waukesha, Wisconsin, USA, Trenton, New Jersey, USA, and Welland, Ontario, Canada, in particular, or our spark plug production facility in Kapfenberg, Austria, could have a material adverse effect on our business, assets, results of operations, financial condition and prospects.

We are increasingly exposed to large-scale projects, which could increase the volatility of our financial results.

A substantial portion of our orders and revenues are, and may in the future increasingly be, derived from contracts for large-scale projects. The impact of any delay or unforeseen operational, technical or business challenge to these projects may have a heightened impact on our business and financial results period over period due to their large scale. This concentration may heighten our exposure to schedule shifts, customer procurement delays or original project execution estimate changes for these large-scale projects, which could result in significant losses and have a material adverse effect on our financial results for a particular period. Any significant unforeseen changes in customers’ needs or behavior concerning large-scale projects could impact our ability to forecast our revenue results, which may divert our management’s attention to manage such risks, and materially affect our business and financial results. The uncertainties associated with our large-scale contracts make it more difficult to predict our order intake, revenue and financial results between financial periods and exacerbate the risk that our results will not match expectations.

Our business is dependent on channel partners, and the loss of one or more of our key channel partners or underperformance of our distribution network may adversely affect our sales and results of operations.

Our products are either sold and serviced directly by us or indirectly through our channel partner network of authorized distributors, packagers, sales representatives and key accounts across our international markets. All of our engines for compression are sold indirectly as of June 30, 2026. When operating through distributors, we sell our engines and potentially digital services only to the distributor, who then is responsible for the end customer. Key accounts are large customers with whom we do not have exclusive contracts (which differentiates them from distributors) and who, similar to distributors, market our engines to their end customers. Packagers are channel partners that sell our engines to end customers as parts of complete packages for gas extraction, transmission and processing, combining elements from different manufacturers.

We continually seek to expand and upgrade our channel partner network. However, we may not be able to maintain our key channel partner base, particularly as most of our channel partner contracts have a duration of one to three years, which, if these contracts are not renewed, could lead to significant channel partner fluctuation. Moreover, because certain of our key channel partners may have strong positions in their markets, such key channel partners may not be easy to replace. For example, for the years ended December 31, 2025, 2024 and 2023, Clarke Energy, accounted for 15%, 11% and 12% of our revenue, respectively. The loss of any one of our key distributors or other key channel partners would have a material adverse effect on our revenues, liquidity and financial results, which could negatively impact our ability to retain our relationships with our other channel partners and our ability to expand our market, and would place increased dependence on our other channel partners.

While we regularly monitor the performance of our channel partners and provide them with support to assist them to perform to our expectations, there can be no assurance that our expectations will be met. Any under-performance by distributors and packagers could adversely affect our sales and results of operations. In addition, if channel partners encounter financial difficulties or become insolvent and our engines and services cannot be sold or sold only in limited quantity, retail sales of such channel partners would decline. Consequently, we could be compelled to provide additional support for channel partners and, under certain circumstances, may even take over their obligations to customers, which would adversely affect our financial position and results of operations in the short term. Failure to deliver superior sales and services through our indirect distribution channels would lead to a weakening in our competitive advantage, which could have a material adverse effect on our business and financial performance.

Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and is, therefore, an uncertain indicator of future operating results.

Our backlog consists of the amount of revenue we expect to realize from future work on unfulfilled contracts. These expectations may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected or not at all. In the past, we have experienced postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable due to factors such as uncertain product costs with future build dates, particularly for contracts with long lead times or contracts with fixed pricing in accordance with the indices. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.

Our international operations may expose us to business, regulatory, political, legal, operational, financial, pricing and reimbursement and economic risks.

For the six months ended June 30, 2026, 36%, 44% and 20% of our revenue was derived from Europe, North America and the Rest of World, respectively, and our manufacturing footprint spans across Austria, Canada and the United States. We expect to continue to make, significant investments to expand our international operations and production, notably in the United States, and compete with local and global competitors. Our global business is subject to risks associated with doing business across international jurisdictions, including, but not limited to:

•

multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, licenses and climate protection regulations;

•

Various environmental, health and safety laws and regulations and potential litigation, non-compliance with, or liabilities under, such laws and regulations could result in substantial costs, fines, sanctions, claims, additional regulatory oversight, suspension of operations and reputational harm;

•	potential infringement of third-party intellectual property rights;

•	complexities in managing unions and mitigating work stoppages, strikes and labor disputes;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

•

catastrophic events or accidents such as fires, explosions, natural disasters, earthquakes, landslides, floods, severe weather storms or other weather events (including weather conditions associated with climate change) or other similar events or catastrophes;

•	economic weakness, including inflation or political instability;

•

difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations, including taxes;

•	increased litigation risk, specifically contractual dispute risk; and

•	certain expenses including, among others, expenses for travel, translation and insurance.

Further, our international operations employ varying currencies, including the U.S. dollar, British pound and Euro, which subject us to foreign currency exchange risk. We also have foreign currency exchange risk on some of our costs and our assets and liabilities denominated in currencies other than our functional currency. For example, a significant portion of our revenues is denominated in U.S. dollars, while a part of our operating expenses, including salaries and manufacturing or other operational costs, are incurred in Euros, resulting in a geographic misalignment between our cost-base and revenues. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. As the U.S. dollar fluctuates against other currencies in which we transact business, revenue and income can be impacted, including revenue decreases due to unfavorable foreign currency impacts. Consequently, we are exposed to foreign exchange risk arising from fluctuations in exchange rates, which could significantly affect our margins, competitive position, reported earnings and financial results. While we regularly enter into transactions to hedge foreign currency exchange risk for portions of our foreign currency translation and financial exposure, it is impossible to predict or entirely eliminate the effects of this exposure.

As we enter into new and emerging markets that are less developed, we are exposed to additional risks such as:

•	our failure to obtain and maintain regulatory approvals for the operation of our business in various countries;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;

•	difficulties in establishing operations in new markets;

•	difficulties, delays and shortages in staffing volumes and labor qualification; and

•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the anti-bribery laws of the jurisdictions in which we operate.

Any of these factors could significantly harm our potential international expansion and operations and, consequently, our results of operations.

We may be unable to hire or retain enough qualified staff for key competence areas, the loss of any key members of our senior management team or key employees could disrupt our operations and harm our business and/or the current number of our staff may be insufficient to adequately address the challenges we face.

Our business relies on large numbers of trained and skilled employees at our sites and in our service regions, and our continued growth depends to a significant extent on our ability to recruit, train and retain employees with technical skills and/or language capabilities at competitive cost levels. The increased competition for these professionals increases our costs to recruit and retain employees and presents challenges for us in finding employees, particularly in countries where there is only a limited pool of potential professionals. If we are unable to recruit, train and retain qualified employees, in particular engineers, digital talents, field service technicians, experienced legal personnel, key sales and key account management executives, this may reduce our ability to maintain existing customer relationships, gain new business, and protect and maintain our culture as we grow. Furthermore, restrictive immigration policies or legal or regulatory developments relating to immigration in any of the global markets in which we have employees may also negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel.

In addition, the failure to provide competitive salaries and an attractive work environment for our employees could decrease our competitiveness as an employer and adversely impact our ability to attract, recruit, train and retain a skilled workforce. To attract and retain highly skilled employees, we have had to offer, and believe we will need to continue to offer, differentiated compensation packages, specific to the geography and skill sets of the employees we are seeking to attract and hire. We may need to make significant investments to attract and retain new employees, and we may not realize sufficient returns on these investments. We constantly strive to improve the working environment for our employees. If we fail to offer an attractive work environment or are accused by employees or publicly of providing poor working conditions in certain countries or during certain periods of time, this may significantly harm our reputation and could decrease our competitiveness as an employer. At the same time, changing employee expectations, such as with respect to an increase in hybrid or fully remote working models, may not coincide with our customer requirements, which in turn could lead to labor shortages and higher employee attrition. This potential labor shortage and higher employee attrition, particularly for field service technicians, electricians and mechanics, could result in delays in commissioning and delivering our equipment and services. Any unplanned increase in the attrition rate among our employees, particularly among our higher-skilled workforce, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins.

Additionally, our success depends, in part, on the efforts of certain key individuals, including the members of our senior management team, who have significant experience in their field and in the industry. If, for any reason, our senior executives do not continue to be active in management, or if key employees leave our company, our business, financial condition or results of operations could be adversely affected. Failure to continue to attract or retain these individuals at reasonable compensation levels could have a material adverse effect on our business, liquidity and results of operation. If we need to replace any of these individuals in the near future, the loss of their services could disrupt our operations and have a material adverse effect on our business if we do not have effective succession plans in place.

If we are not able to effectively recruit, onboard, train and retain employees and key management positions, we may see a decline in our ability to meet our customers’ demands, which may impact the demand for our services. As a result, we may not be able to innovate or execute quickly on our strategy, and our ability to achieve our strategic objectives will be adversely impacted and our business will be harmed. Any of the foregoing would have a material adverse effect on our business, prospects, financial condition and results of operations.

Extreme weather conditions due to climate change may have a negative effect on our business.

We and our customers are susceptible to losses and interruptions caused by extreme weather conditions such as droughts, hurricanes, tsunamis, blizzards, floods, wildfires and water or other natural resource shortages, which may increase in frequency and severity as a result of climate change. Such events could affect our business and have a significant impact on our operations and financial performance. Longer and warmer seasons or extreme cold could materially affect the operations of our customers and limit the attractiveness of our products. Severe weather, such as floods, droughts, hurricanes, tsunamis, water or other natural resource shortages, high winds and seas, fires, blizzards and extreme temperatures may materially impact our business and performance, including related to supply chain disruptions, evacuation of personnel, curtailment of services and suspension of operations, inability to deliver materials to job sites in accordance with contract schedules, loss of or damage to equipment, plants and warehouses, and reduced productivity. Our Jenbach plants and warehouses and our Houston warehouses and offices, in particular, are exposed to the risk of flooding, and while we have installed a flood mitigation system, there can be no assurance that the flood mitigation will be effective against all flood damage. The effect of flooding could materially affect our ability to sell our equipment and services, as well as materially impact our plants, warehouses, offices and other facilities, which could adversely impact our supply chain, business, financial position and results of operations. Additionally, an increase in temperatures may reduce the utility of the heat our engines produce and increase the risk of engine blackouts, which may adversely affect our operations and financial performance. Further, extreme weather conditions could materially impact our customers’ operations, which could affect our operations and financial performance. We cannot guarantee that extreme weather conditions will not have a more severe impact on us in the future.

We are dependent on good relationships with our workforce. Strikes or other labor-related conflicts as well as rising wages or indirect labor costs could have a material adverse effect on our business.

As of June 30, 2026, we employed 5,467 FTEs (for which we include all employees or employees of record excluding interns, contractors, apprentices, passive employees and employees on leaves of absence) worldwide. Most of our staff at the Austrian, Belgian, Brazilian, Dutch, Danish, German, Italian and Spanish locations, and to a lesser extent elsewhere in the world, are covered by collective bargaining agreements. Although we believe that we have good relationships with our workforce, works councils and unions, there is no assurance that when existing collective bargaining agreements expire, new agreements will be concluded on terms that are satisfactory to us. Further, there can be no assurance that any such agreements will only be reached following strikes or similar actions. If production is affected over a longer period of time by labor disputes, this could have a material adverse impact on our business, financial position and results of operations. The relationship with our employees and our reputation as an employer may also be negatively affected by the disruptive trends in the energy industry that require changes in our strategy and may require us to adjust our portfolio and manufacturing footprint and thus to reduce our workforce. In addition, wage inflation, driven by mandatory collective bargaining agreement increases or driven by competition for talent or ordinary course pay increases, may increase our cost of providing services and reduce our profitability if we are not able to pass those costs on to our customers or charge premium prices when justified by market demand. We may also need to adjust salaries to keep a positive labor market reputation and to be considered as an attractive and reliable employer with comfortable salaries in relation to the work offered to our employees.

Our policies, procedures and programs to safeguard the health, safety and security of our employees and others may not be adequate.

We have undertaken to implement what we believe to be the best practices to safeguard the health, safety and security of our employees, independent contractors, customers and others at our worksites. If these policies, procedures and programs are not adequate, or employees do not receive related adequate training or do not follow these policies, procedures and programs for any reason, the consequences may be harmful to us, which could impair our operations and cause us to incur significant legal liability or fines as well as reputational damage and negatively impact the engagement of our employees. Our insurance may not cover, or may be insufficient to cover, any legal liability or fines that we incur for health, safety or security incidents.

We may be unable to successfully identify, complete, integrate and realize the benefits of acquisitions or manage the associated risks.

As part of our business strategy, we regularly review potential strategic transactions, including potential acquisitions, consolidations, joint ventures or similar transactions. Through the acquisitions we pursue, we may seek opportunities to add to or enhance the services we provide, to enter new geographic markets or expand our customer base, or to scale our operations. There can be no assurance that we will successfully identify suitable candidates in the future for strategic transactions at acceptable prices or at all, have sufficient capital resources to finance potential acquisitions or be able to consummate any desired transactions. Our failure to complete potential acquisitions in which we have invested or may invest significant time and resources could have a negative impact on our financial condition.

Acquisitions involve a number of risks, including diversion of management’s attention from operating our business, developing our relationships with key customers and seeking new revenue opportunities, failure to retain key personnel of acquired companies, legal risks and liabilities relating to the acquisition or the acquired entity’s historic operations which may be unknown or undisclosed and for which we may not be indemnified fully or at all, failure to integrate the acquisition in a timely manner or at all, and, in the case of our potential acquisitions, our ability to finance the acquisitions on attractive terms or at all, any of which could have a material adverse effect on our business, financial performance, financial condition and cash flows.

Furthermore, following the completion of acquisitions, we may be required to rely on the seller to provide administrative and other support, including financial reporting and internal controls over financial reporting and other transition services to the acquired business for a period of time. We may not have experience with the newly acquired business and may be required to rely on the sellers to obtain the necessary support to operate a newly acquired business. There can be no assurance that the seller will do so in a manner that is acceptable to us or at all, which could lead to poor performance of the newly acquired business.

In order to conserve cash for operations, we may undertake acquisitions financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing could result in a decrease in our earnings and adversely affect other leverage measures. If we issue equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common shares.

We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution, integration or underperformance relative to prior expectations. Post-acquisition activities include the review and alignment of employee cultures, accounting policies, treasury policies, corporate policies such as ethics and privacy policies, employee transfers and moves, information systems integration, optimization of service offerings and the establishment of control over new operations. Such activities may not be conducted efficiently and effectively. Our management may not be able to successfully integrate any future acquired business into our operations and culture on our anticipated timeline or at all, or maintain our standards, controls and policies, which could negatively impact the experience of our customers, optimization of our service offerings and control over operations and otherwise have a material adverse effect on our business. As a result, any acquisition we complete may not result in anticipated or long-term benefits or synergies to us or we may not be able to further develop the acquired business in the manner we anticipated. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Financial Condition

Our business requires access to significant credit and guarantee lines and other financing instruments. Our business activities could be negatively affected if we are unable to meet our capital requirements in the future or if access to capital becomes more expensive.

Since the energy industry is subject to considerable technological change, our future capital requirements for the development and production of new solutions and products, future acquisitions, investments and necessary reorganization measures may be significant. Our ability to obtain debt financing, guarantees or derivative or hedging lines from financial institutions at commercially acceptable terms, including volume and costs, could depend on several factors, some of which are beyond our control, such as general economic conditions, the availability of credit from financial institutions, market interest rates and global and EU monetary policy and financial markets regulation. In addition, deterioration in our business results, financial position or credit ratings could lead to higher financing and hedging costs, to reduced availability of credit, hedging and guarantee lines, reduced access to capital markets, other commercially unfavorable terms or an acceleration of loans or provision of security.

In December 2024, INNIO Group Holding GmbH and INNIO Holding Inc. (previously INNIO North America Holding Inc.), as borrowers, entered into a repricing arrangement with a consortium of several investment banks, comprising a term loan B facility in the amount of €1,100 million (“Term Loan B – EUR”) and a term loan B (USD) facility in the amount of $600 million (“Term Loan B – USD”). In October 2025, we entered into an additional loan of $750.0 million maturing in November 2028 (“Term Loan B2 – USD”).

Effective December 1, 2025, we also increased the guarantee facility from $120.0 million to €250.0 million.

In September 2025, we entered into a credit facility agreement with National Bank of Canada for a secured term loan facility with an aggregate principal amount of $35.2 million (CAD $49 million) which was used to purchase the land and building in Welland, Canada that was previously accounted for as a failed sale-and-leaseback liability related to our production site in Welland, Canada.

In February 2026, we amended and extended our term loan facilities, extending the maturity of the Term Loan B – EUR from November 2028 to November 2031. Additionally, as part of the transaction, Term Loan B – USD and Term Loan B2 – USD, totaling $589.5 million and $750.0 million, respectively, were consolidated into a single $1,339.5 million facility (the “consolidated USD term loan”), with the maturity extended to November 2031. The consolidated USD term loan is our only remaining USD tranche as of today.

In June 2026, we executed an amend and extend transaction for our $225 million revolving credit facility (“RCF”) and the €250 million guarantee facility. The RCF was increased and redenominated from $225.0 million (comprising of $140.0 million RCF, $45.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale, as well as a $40.0 million ancillary facility with Erste Group Bank AG) to €300.0 million (comprising of €210.0 million RCF (undrawn as of June 30, 2026), €50.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale (undrawn as of June 30, 2026), as well as a €40.0 million ancillary facility with Erste Group Bank AG ($36.5 million from the ancillary facility line as of June 30, 2026 is temporarily designated to our supplier finance program and the remaining part of the ancillary facility was undrawn)). As part of the transaction, the maturity of the €250.0 million guarantee facility, the €210.0 million RCF and the €50.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale was extended from May 2028 to May 2031. Separately in June 2026, the maturity of the €40.0 million ancillary facility with Erste Group Bank AG was extended from July 2026 to July 2027 (subject to annual extension).

During the term of the consolidated USD term loan and the Term Loan B – EUR agreements, (collectively, “Term Loan B”), we must comply with the obligations, covenants, maximum leverage ratios and restrictions set out therein. This senior facility agreement provides for certain covenants such as the reporting of financial information, the holding of annual conference calls, limitation on other indebtedness subject to certain exceptions, restrictions on certain payments, including to shareholders, and on the disposal of assets. A breach of covenants or other contractual obligations contained in our external financing agreements, including any arrangements we enter into in the future, could trigger an event of default that may trigger immediate repayment obligations or may lead to the seizure of collateral posted by us, all of which may adversely affect our business.

Additional debt financing from independent third parties may not be easily available to us. Even if additional debt financing were available, such financing may require us to grant security in favor of the relevant lenders or impose other restrictions on our business and financial position. Moreover, if we raise additional capital through debt financing on unfavorable terms, this could adversely affect our operational flexibility and profitability. Such restrictions may adversely affect our operations and limit our ability to grow our business as intended. Furthermore, if we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including undertaking alternative financing plans, which may have onerous terms or may be unavailable, dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness and/or reducing the amount of liquidity available for working capital, capital expenditures and general corporate purposes, all of which may have material adverse effects on our business, financial condition and prospects.

In addition, we face interest rate risks as a result of potential changes in the market interest rate particularly against the background of recent inflationary tendencies and may lead to a change in fair value in the case of fixed interest-bearing financial instruments and to fluctuations in interest payments in the case of variable interest-bearing financial instruments. Our interest risks arise primarily from the EURIBOR and USD SOFR rates’ fluctuations. We have hedged these risks with eleven interest rate swaps at the level of INNIO Group Holding GmbH, INNIO Holding Inc. (previously INNIO North America Holding Inc.) and INNIO Beteiligungs GmbH as of December 31, 2025. In addition, we used an interest rate swap to hedge the interest rate risk arising from fluctuations in the Canadian Overnight Repo Rate Average (“CORRA”) rate, which is the base rate for our credit facility agreement with the National Bank of Canada. We cannot guarantee we will be able to extend or adequately replace these swaps for future periods. If interest rates were to increase significantly in the future, our interest expenses associated with these obligations would increase, reducing cash flow available for capital expenditures.

We also face risks regarding certain financing requirements with respect to ESG, which may negatively impact our capabilities to procure funding, securities, hedging instruments, insurance or other financial services from banks, insurance companies and other financial institutions. Such ESG financing requirements may also limit our customers’ ability to obtain attractive financing, which may result in a lower demand for our offering. Similarly, internal ESG guidelines may prevent certain investors from providing financing to us.

Furthermore, financial institutions increasingly demand representations in financing contracts with regard to compliance with sanctions or other export control measures. Failure to comply with sanctions and other control regimes may adversely impact our financing ability. Any inability to obtain capital on economically acceptable terms, or at all, could have a material adverse effect on the implementation of our business strategy, financial condition, results of operations and prospects.

We may have to write down inventories or other assets, which could adversely affect our financial position and result in loss of profitability.

We may build up inventories (both “work-in-progress” and finished goods) that cannot be sold or only sold at lower-than-calculated prices, either because there is insufficient demand from the market (for example, due to an overall economic recession or technological obsolescence) or intense competition. This may require us to write down the carrying value of such inventory, which could adversely affect our profit, financial position and results of operations.

The risk of write-downs is particularly present in the case of goods or projects with longer lead times and where we are unable to quickly adapt our supply chain (for example, deliveries received for parts and components) to the current load situation or where slowdown or postponement in demand occurs before project completion. Impairment charges may also have to be recognized in respect of developed products and associated production lines, real estate, production tooling and other assets. Furthermore, we have in the past manufactured spare parts that were not used due to specialized orders not materializing or market and engineering changes. In some of these instances, we were required to write down the resulting inventory, and there can be no guarantee that we will be able to avoid such cases in the future.

Goodwill and other intangible assets represent a significant portion of our total assets, which could be significantly reduced if we had to recognize impairments.

As of June 30, 2026, the carrying value of goodwill amounted to $1,648.8 million. As of December 31, 2025, 2024 and 2023, the carrying value of goodwill amounted to $1,686.6 million, $1,542 million, and $1,613 million, respectively. Other intangible assets also represent a significant share of total assets. As of June 30, 2026, the carrying value of other intangible assets amounted to $719.7 million, or 13% of our total assets. As of December 31, 2025, 2024 and 2023, the carrying value of other intangible assets amounted to $777.3 million, $762 million and $882 million, respectively, or 16%, 20% and 22%, respectively, of our total assets. An impairment loss is recognized in the amount by which the asset’s carrying amount exceeds its recoverable amount. Impairment losses may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other factors. Any of these factors may cause an impairment of goodwill and other intangible assets if they have a lasting negative impact on our business. The amount of any quantified impairment must be expensed immediately as a charge to our results of operations. Therefore, depending on future circumstances, it cannot be ruled out that we may not realize the full value of our goodwill or other intangible assets. Any determination of impairment of goodwill or other intangible assets could have a material adverse effect on our business, financial condition, results of operations, and, in addition, may significantly deteriorate the confidence of important stakeholders.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect or accounting principles or the interpretation thereof change, our business, financial condition and results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our business, financial condition and results of operations could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to goodwill and intangible assets, revenue recognition and taxes.

Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant impact on our reported results of operations. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls, which could negatively affect our results of operations.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

As previously disclosed in the Prospectus, in connection with the preparation and audit of our consolidated financial statements for the years ended December 31, 2025, 2024 and 2023, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or condensed consolidated interim financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to (i) the lack of sufficient personnel with an appropriate level of U.S. GAAP and SEC reporting expertise, along with a lack of formalized and documented accounting policies and procedures, (ii) the lack of designing and maintaining effective management review controls to detect and prevent certain accounting errors, specifically, lacking adequately designed and documented review procedures to ensure the accuracy and completeness of financial data, particularly in areas requiring significant judgment or involving complex or non-routine transactions, including jurisdictional income tax provisions, and (iii) the lack of designing and maintaining effective IT controls related to the preparation of our financial statements, specifically, lacking the designing and maintaining of sufficient controls related to: (a) logical access security to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications and data; (b) system change management processes to ensure changes are appropriately authorized, tested and approved and (c) IT operations.

These material weaknesses could result in misstatements of account balances or disclosures, which could result in a material misstatement to the annual or interim consolidated financial statements that may not be prevented or detected on a timely basis.

We have begun, and will continue, to implement a comprehensive remediation plan to address the identified material weaknesses and improve our internal control over financial reporting. Our remediation plan includes: (i) hiring additional accounting and financial reporting resources with U.S. GAAP and SEC reporting expertise, and engaging third-party advisors as necessary, to augment our internal resources and establish formalized accounting policies and procedures; (ii) strengthening our IT general control environment by enhancing access controls, privileged user oversight, segregation of duties, change management, IT operations and data backup; and (iii) improving our management review controls by developing and documenting standardized review procedures, enhancing the rigor and documentation of management reviews and increasing supervisory oversight of accounting areas requiring significant judgment.

We are committed to continuing these remediation activities and further improving our internal control environment.

However, the implementation of these remediation measures may be time consuming, costly and complex. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies or that they will prevent or avoid potential future material weaknesses. Furthermore, the material weaknesses will not be considered remediated until the new controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. As a result, the timing of when we will be able to remediate the material weaknesses is uncertain, and we may not remediate these material weaknesses during the year ended December 31, 2026 or any subsequent periods thereafter.

In addition, neither our management nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. As a public company, we are subject to reporting obligations under U.S. securities laws and the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act will require that we include a report from management on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K beginning with our second annual report following our IPO, which we anticipate will be for the fiscal year ending December 31, 2027.

In addition, pursuant to Section 404(b) of the Sarbanes-Oxley Act, our independent registered public accounting firm will eventually be required to attest to the effectiveness of our internal control over financial reporting. If we fail to remediate the material weaknesses identified above, or if we identify additional material weaknesses in the future, our management may conclude that our internal control over financial reporting is not effective. The inability to maintain effective internal controls could harm our operating results, cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements or cause investors to lose confidence in the accuracy of our financial reports, which could have a material adverse effect on the market price of our common shares and expose us to potential regulatory investigations or litigation.

If we are unable to successfully remediate the existing material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting and the price of our common shares may be adversely affected, and we may be unable to maintain compliance with the applicable stock exchange listing requirements. Implementing any appropriate changes to our internal control over financial reporting may divert the attention of our management and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business.

Risks Related to Compliance, Regulatory and Legal

We and our customers are subject to laws and regulations globally, which increases the difficulty of compliance and may involve significant costs and risks.

As a global business, we are subject to a wide variety of laws and regulations such as anti-corruption, data privacy and protection, wage-and-hour standards, employment and labor relations, taxation, data and transaction processing security, product regulation, environmental laws, health and safety regulations, as well as energy production and emissions regulations. Relevant laws and regulatory frameworks may differ from each other in different regions where we are active and are subject to constant evolution and amendments. In addition, some of our customers, suppliers and distributors operate in countries that have business environments, legal systems, as well as political and cultural influences, that differ from those which prevail in Western Europe or the United States. We have limited or no insight on how our customers use the products we supply. All these circumstances inherently create a risk that applicable legislation and regulations may be breached.

Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. We have implemented a compliance system and organization, established a code of conduct and provide regular training in order to ensure compliance with applicable laws, such as anti-corruption, anti-bribery, antitrust, fair competition, anti-money laundering, data privacy, human rights, sanctions and other forms of export control regimes, including customs regulations and other legislation. Nevertheless, our existing compliance processes, systems and controls may not be sufficient, and our employees, customers, suppliers, distributors and other partners may not act in compliance with applicable statutory laws, contractual obligations and our policies or procedures. With regard to sanctions and other export control regimes, sanctioned parties may be indirectly involved, making it difficult to detect their involvement. The high pressure arising from a fast changing, more complex and aggressive business environment and aggressive target setting may foster non-compliant behavior of our employees. In addition, our compliance system and monitoring capabilities may not be sufficient to detect and address current compliance issues, identify past non-compliance or prevent damage from such non-compliance. Additionally, we may be subject to internal fraud and as a result, from time to time, we may become a party, as a victim, to claims to recover damages for such claims. Furthermore, changes in applicable laws and regulations, including those relating to AI regulation and other laws relating to data access such as the EU Data Act or EU AI Act, new guidance by competent authorities or interpretations of laws and regulations by the courts pose additional challenges for our compliance systems.

For example, the EU Data Act went into effect in September 2025, establishing new requirements for providers of data processing services (including cloud and software-as-a-service) into the EU. The EU Data Act requires providers to facilitate customers switching to other providers or on-premises solutions and porting their data within certain timeframes; remove technical, contractual and commercial obstacles to service switching (including switching charges); and include certain mandatory terms in customer contracts. Failure to comply with the EU Data Act can result in regulatory enforcement and fines, civil claims, and reputational damage. The EU Data Act, together with developing guidance in this area, may require changes to our customer contracts, operations and business practices, increase our compliance costs, require adjustments to our revenue recognition and/or revenue reporting practices, and adversely affect our financial condition, business and results of operations.

Although we take precautions to prevent our services from being provided or deployed in violation of such laws, our services could be provided inadvertently in violation of such laws despite the precautions we take, including usage by our customers in violation of our terms of service. We also cannot assure that our employees, customers, suppliers or distributors will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible, including entering into contracts or agreements with third parties without our knowledge or consent that may result in such violation.

Violations of one or more of these laws and regulations in the conduct of our business could result in adverse regulatory actions or litigation as well as significant penalties, fines and other sanctions, including criminal sanctions against us, our management or employees, prohibitions on doing business and damage to our reputation. Violations of these laws and regulations in connection with the performance of our obligations to our customers and distributors could also result in liability for significant monetary damages, fines or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our customers that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

If our risk management or internal compliance controls are not successful at preventing or detecting such risks, we may be liable for fines, damage claims, payment claims and may suffer reputational damage and the termination of relationships with customers or suppliers, each of which could have a material adverse effect on our reputation, competitive position and our business, financial position and results of operations.

We may be subject to litigation, regulatory proceedings, enforcement actions and other disputes, which could result in significant liabilities and severe impacts on our business.

From time to time, we have been and may in the future be a party to various claims, regulatory proceedings, enforcement actions and litigation proceedings, including class actions. These actions and proceedings may involve claims for or relate to, among other things, breach of contract, and, in some cases, compensation for personal injury, including class actions, workers’ compensation, employment discrimination and other employment-related damages, damages related to breaches of privacy or data security, property damage, natural resource damages, environmental matters, permitting, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. We evaluate these actions, claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment.

Even when these claims are not meritorious, the defense of these claims may divert our management’s attention and may result in significant expenses. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

We are subject to increasingly stringent environmental, health and safety laws and regulations that impose significant compliance costs, and potential litigation, and non-compliance with or liabilities under such laws and regulations could result in substantial costs, fines, sanctions, claims, and reputational harm.

Our facilities, operations and products are subject to extensive and increasingly stringent environmental laws, environmental permitting requirements and regulations globally, including laws and regulations governing noise, air emissions, pollution, releases of hazardous substances, consumption of natural resources, withdrawal and discharges of water, occupational safety, personal protective equipment, incident reporting, product compliance and the generation, handling, storage, transportation, treatment and disposal of non-hazardous and hazardous waste materials. Maintaining compliance with applicable environmental laws, such as the Clean Air Act (“CAA”), requires significant time and management resources. Some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), impose strict, retroactive and joint and several liability for the remediation of the release of hazardous substances, even for conduct that was lawful at the time it occurred, or for the conduct of, or conditions caused by, prior operators, predecessors or other third parties. Failure to comply with environmental laws could expose us to penalties or clean-up costs, civil or criminal liability and sanctions on certain of our activities, as well as damage to property or natural resources. The potential liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could negatively impact our ability to conduct our operations and have a material adverse effect on our financial condition and results of operations. In addition, there can be no assurance that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations or under present laws and regulations or those that may be adopted or imposed in the future.

In addition to EHS regulatory compliance obligations, we may face liability arising out of the normal course of business, including alleged personal injury, property damage and human health risks due to exposure to hazardous substances, processes or working conditions at our current or former facilities. We may also face liability in connection with the actions or omissions of third parties working at our project sites. Any perceived or actual employee safety issues could result in substantial costs to us that may exceed our reserves, harm our reputation, divert management’s attention and could potentially affect our ability to continue operating in certain jurisdictions.

Our operations and products typically require various national, state, local and other governmental environmental approvals and permits. We and our customers must obtain, maintain and periodically renew numerous permits and approvals, some with conditions tied to emissions, discharges or operational restrictions. Our failure, or our customer’s failure, to maintain, obtain or renew required permits or governmental approvals, could stall the installation process of our products or impact our manufacturing operations and affect our operations and financial performance. If we fail to obtain necessary permit renewals, satisfy permit conditions, comply with permit restrictions or comply with any statutory or regulatory environmental standards, we could become subject to regulatory enforcement action, our permits could be revoked and our operations could be adversely affected. These laws and regulations can affect the markets for our products and the costs and time required for their installation and we could also be subject to fines, penalties or additional costs or other sanctions, including the imposition of investigatory or remedial obligations or the issuance of orders limiting or prohibiting our operations.

In addition, emerging international, federal and state emissions disclosure requirements may pose a burden to existing or potential customers. The costs of complying with all the various environmental laws, regulations and customer requirements, and any claims concerning non-compliance, could have a material adverse effect on our financial condition or operating results. Also, the rules and regulations regarding the production, transportation, storage and use of hydrogen may limit the market for our products that utilize hydrogen as a fuel source.

Environmental laws, permitting requirements and regulations may change from time to time, as may related interpretations and other guidance. Changes in environmental laws, permitting requirements or regulations could result in higher expenses and payments. Uncertainty relating to environmental laws, permitting requirements or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws, permitting requirements or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs, could increase environmental compliance expenditures and could make it more costly for us or our customers to install and operate our energy solutions and power systems or even illegal to do so. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs. Any changes or adoptions of environmental laws, increases in carbon taxes and impositions of significant operational restrictions and compliance requirements upon us or our products could negatively affect our reputation, business, capital expenditures, results of operations, financial condition and competitive position.

Our insurance coverage may not be sufficient and insurance premiums may increase.

We maintain insurance coverage in relation to a number of risks associated with our business activities, including commercial general liability, employment practices liability, property damage and business interruption, environmental damage, natural resource damages, workers compensation and employers liability, directors and officers liability, third-party liability for company cars. These insurance policies may not cover all losses or damages resulting from the materialization of any of the risks and there can be no assurance that our insurance providers will continue to grant coverage on commercially acceptable terms or at all. In addition, there are risks left intentionally uninsured, and we therefore have no insurance against these events. Furthermore, agreed limits and other restrictions (for example, exclusions) within the insurance coverage may prove to be too low or inadequate for compensating potential damages or losses, ultimately resulting in a gap in the insurance coverage. If we sustain damages for which there is no or insufficient insurance coverage, or if we have to pay higher insurance premiums or encounter restrictions on insurance coverage, this may have a material adverse effect on our business, financial position and results of operations.

Our operations are subject to trade and economic sanctions, export controls, anti-bribery, anticorruption, anti-money laundering and antitrust laws and regulations and the risk of fraud.

We must comply with trade and economic sanctions, export controls, anti-bribery and anti-corruption laws and regulations in the jurisdictions in which we operate. In particular, our international operations expose us to potential liability under the FCPA, the UK Bribery Act 2010 (“UKBA”), any applicable law, rule or regulation promulgated to implement the Organization for Economic Cooperation and Development (“OECD”) Convention on Combating Bribery of Foreign Public Officials in International Business Transactions, signed December 17, 1997, and other similar laws and regulations relating to anti-bribery and anti-corruption. The FCPA, among others, prohibits us and our officers, directors, employees and third parties acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions, inducing the misuse of an official position, obtaining or retaining business or otherwise securing an improper advantage. The provisions of the UKBA extend beyond bribery of government officials and are broader than the FCPA. In particular, the UKBA (unlike the FCPA) also applies to the active payment of bribes to private persons (i.e. non-government officials) as well as the receiving of bribes.

In the course of our business, we engage with representatives of national governments and other officials, including those who are in a position of awarding government contracts and who therefore come within the scope of the FCPA and other anti-bribery and anti-corruption laws. Further, some of the countries in which we operate are perceived to have higher levels of bribery or corruption, including in connection with public sector procurement practices. As we use distributors for a significant portion of our sales, we face the risk that such distributors may engage in fraudulent activity, corruption or bribery, or may circumvent or override our policies and internal controls.

U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We have implemented internal controls, policies, procedures and training designed to ensure compliance by us and our directors, officers, employees, suppliers, distributors and others acting on our behalf with the FCPA, UKBA and other applicable anti-bribery laws. We cannot assure you that our internal controls, policies and procedures will effectively detect and prevent all violations of the applicable anti-bribery laws committed by our employees or agents, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct.

In addition, our business operations must be compliant with economic and trade sanctions and export control laws and regulations, including those administered and enforced by the EU, any member state of the EU, the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the Austrian Ministry of Economy, Energy and Tourism, the German Ministry of Economic Affairs and Energy, the United Nations Security Council, the Canadian Governor in Council, His Majesty’s Treasury of the United Kingdom and other relevant sanctions and export controls authorities, as applicable, in particular with regard to the various sanctions and export controls imposed on Russia, Belarus and Ukraine and certain entities, sectors and individuals in Russia, Belarus and Ukraine as a result of Russia’s military invasion into Ukraine. These regimes are complex and are subject to change, and, while we maintain compliance policies and procedures that are designed to maintain compliance with applicable economic and trade sanctions and export controls, we cannot ensure that such policies and procedures will effectively prevent violations of these laws and regulations. Thus, our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions and export control laws and regulations. In addition, rapidly changing export control laws and regulations regarding business activities in certain high-risk countries, especially those export controls existing in the United States, which have extraterritorial reach, may increase the risk that we inadvertently violate relevant jurisdictions’ export control regulations and laws. For example, we engage in certain sales involving Belarus, Russia, and Ukraine, with de minimis transactional activity in Belarus and Russia. With respect to Ukraine, we have generated less than 5% of our total revenue from that country each year since 2023. Despite the low amount of revenue derived from these relationships and dealings involving Russia, Belarus and Ukraine in proportion to our total revenue, our dealings involving these jurisdictions remain subject to complex and evolving sanctions and export control restrictions and requirements. Our failure or alleged failure to comply with these laws and regulations may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures.

In addition, such sanctions may impact us indirectly. For example, if our distributors or other third-party service providers cease to render services to us in order to comply with sanctions applicable to them, banks may refuse to facilitate financial transactions or provide guarantees. Additionally, banks may not provide financing to our customers if they are sanctioned or may become sanctioned in the future. Sanctions-related risks are further exacerbated by the fact that compliance with sanctions of one country may constitute a violation of the anti-sanction legislation of another, potentially leading to civil or even criminal liability of us or our representatives.

If we or any party acting on our behalf is found to have acted in violation of trade and economic sanctions, export controls, anti-bribery, anti-corruption, anti-money laundering or antitrust laws or to have engaged in fraudulent behavior, it could have a material adverse effect on our reputation, competitive position and, ultimately, our results of operations.

Changes in tax laws and examinations by tax authorities could have a material adverse effect on our business, financial condition, and results of operations.

Our international operations are subject to taxes in the jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to change and interpretation.

We may be subject to examination in the future, by U.S. federal, state and local and non-U.S. authorities on income, employment, sales and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have a material adverse effect on our business, financial condition, and results of operations. Various tax authorities may disagree with tax positions we take, and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could materially affect our business, financial condition, and results of operations. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. The determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could materially affect our business, financial condition and results of operations in the periods for which such determination is made.

Our ability to use tax loss carryforwards and other favorable tax provisions depends on national tax laws and their interpretation in these countries. Changes in tax laws or regulations, tax treaties or any change in position by the relevant authorities regarding the application, administration and interpretation (including any form of administrative guidance or through the interpretation by courts) in any applicable jurisdiction, could result in higher tax expenses and increased tax payments (prospectively or retrospectively). In addition, the uncertain legal environment in some regions could limit our ability to enforce our rights regarding any particular tax treatment.

Furthermore, as we are operating in numerous countries and taxing jurisdictions, tax laws may be interpreted differently by the competent tax authorities and courts, and their interpretation may change at any time, which could lead to an increase in our tax burden. For example, if a taxing authority interprets international regulations on permanent establishments, transfer pricing, and the deductibility of certain operating expenses differently from another taxing authority, then we could be subject to double taxation. If taxing authorities were to subject us to double taxation or assess interest and penalties, our tax liabilities could increase, which could adversely affect our business, financial condition, and results of operations.

Legislators and tax authorities also may change territoriality rules or their interpretation for the application of value-added tax (“VAT”) on cross-border services or in general, which may lead to significant additional payments for past, present and future periods. Furthermore, the documentation obligations under applicable VAT and VAT-related laws are considerable. Therefore, it cannot be ruled out that certain of our companies may not fully comply, or, as the case may be, may have not fully complied with applicable VAT regulations throughout all phases of their development. Court decisions are sometimes ignored by competent tax authorities or overruled by higher courts, which could lead to higher legal and tax advisory costs and create significant uncertainty. New taxes could also result in additional costs necessary to collect the data required to assess these taxes and to remit them to the relevant tax authorities.

Furthermore, due to the global nature of our business, it is possible that countries might attempt to impose additional or new regulations on our business or levy additional or new sales, income or other taxes relating to our activities. For example, as part of the OECD base erosion and profit shifting (“BEPS”) project, rules dealing with the abuse of double tax treaties, restriction on the deductibility of excessive interest payments or hybrid mismatch arrangements, have been or will be introduced into the respective domestic laws of jurisdictions which form part of the BEPS project, through European directives and a multilateral instrument. In addition, we may be subject to transaction-related taxes, which could, depending on the circumstances, also be applied retroactively.

We are also regularly subject to tax audits and examinations in the jurisdictions in which we operate. While we believe that we have paid all material tax liabilities and filed all material tax returns as of the date of this Quarterly Report on Form 10-Q, and made provisions that we believe to be adequate with respect to material tax risks resulting from current or past tax audits, there can be no assurance that tax deficiencies will not be asserted against us or that the taxes assessed by the competent authorities pursuant to such tax audits will not exceed such provisions. All of the tax assessments issued for periods that were not yet finally audited may be subject to review. Future tax audits and other investigations may result in additional tax, interest payments and/or penalties, which would negatively affect our business, financial condition and results of operation.

Any of these events occurring could, alone or in combination, have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Environmental, Social and Governance Issues

We may fail to comply with ESG market expectations which could adversely impact our business and reputation.

ESG standards and expectations regarding environmental concerns (for example, climate change and sustainability, decarbonization), social concerns (for example, human capital management and human rights), and corporate governance concerns (for example, stakeholder relations when making business and investment decisions) have become increasingly important to both stakeholders and investors. Companies which do not adapt to or comply with investor or other industry stakeholders expectations and standards, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or share price of such a company could be materially and adversely affected. At the same time, compliance with certain ESG standards, in particular environmental standards, may pose challenges to our business and lead to additional costs to report and monitor wide ranging multi-national and international ESG requirements.

In addition, insufficient funding or procurement of other financing instruments and other financial services such as financing, securities, hedging instruments or insurance provided by banks, insurance companies and other financial institutions for specific projects or our whole business operations due to financial institutions’ internal, industry-wide or policy-driven prerequisites for all dimensions of ESG, or the consideration of ESG factors at all, present further risks for our business and our existing and potential customers when acquiring project finance for investments in our engines and services. If financing options are unavailable due to non-compliance or compliance with certain ESG standards, or if we are unable to access alternative means of financing on acceptable terms, or at all, we may be unable to implement our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our then indebtedness. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

Our ESG practices and disclosures may not satisfy, appropriately respond to the concerns of, or be supported by all investors, customers, partners, regulators, enforcement authorities, or other stakeholders (including those in support of or in opposition to ESG practices), whose expectations are evolving and varied. Any violation of, non-compliance with, or failure to meet such expectations, or negative publicity related to our ESG practices or disclosures, could harm our brand and reputation and adversely impact employee retention, our access to capital, or our attractiveness as a business partner, and could expose us to increased scrutiny or criticism or to government enforcement actions and private litigation.

ESG standards may negatively affect our ability to realize projects in the distributed energy sector. For example, even if we are indirectly involved, we may be confronted with protests against our participation in the coal, oil and gas industries from climate, environmental or other civil groups which, in particular if such protests receive extensive media coverage, could have an impact on the willingness of important stakeholders to contribute or support our energy solutions and power systems, which may have a material adverse effect on our business, financial position, reputation and results of operations.

Increasing and diverging shareholder, customer and regulatory agency emphasis on ESG responsibility may impose additional costs on us or expose us to new risks.

Certain of our shareholders, customers and employees and regulators in certain countries and municipalities continue to expect a more comprehensive response to ESG matters while others are moving away from consideration of ESG matters. We may incur increased costs and may be exposed to new risks responding to these higher expectations and regulatory requirements, including the EU’s Corporate Sustainability Reporting Directive (“CSRD”), the EU Taxonomy Regulation and Corporate Sustainability Due Diligence Directive (“CSDDD”), California’s Climate Corporate Data Accountability Act, or SB 253, and the Climate-Related Financial Risk Act or SB 261, the Australia Sustainability Reporting Standards and other active, proposed or future regulations. As ESG stakeholder expectations, reporting standards, and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. We may also face additional costs connected with acquiring and auditing data, and may be exposed to data quality issues outside of our control. We may face reputational challenges in the event that we are unable to achieve these goals or our ESG standards do not meet those set by certain constituencies. These reputational challenges could have a material adverse effect on our business, financial condition, results of operations and prospects.

Relatedly, there is increasing focus by regulators, customers and other stakeholders on greenwashing issues and environmental marketing and sustainability-related claims. Given the increasing scrutiny on ESG matters as well as the increasing number of regulatory obligations relating to our business, there is also an increasing risk that we could be perceived as or accused of making inaccurate or misleading statements regarding our ESG claims or our performance against ESG-related measures and/or ESG initiatives. We may be subject to greenwashing allegations or claims associated with the veracity of our environmental- and sustainability-related claims in the future, which could expose us to liabilities, require us to incur additional costs to adequately prepare disclosures or improve internal controls, or damage our reputation.

Conversely, anti-ESG sentiment has gained momentum across the United States, especially at the Federal executive branch and the executive branches of certain states as well as with certain activists and non-government organizations (“NGOs”). Various presidential executive orders issued since early 2025 implement new obligations for Federal contractors/subcontractors to certify compliance with existing Federal anti-discrimination laws, encourages private employers to end programs supporting illegal Diversity, Equity, and Inclusion (“DEI”) discrimination and preferences, and directs Federal agencies to formulate enforcement plans to deter DEI programs in the private sector that advance unlawful discrimination or preferences. Moreover, several states have enacted or proposed “anti-ESG” policies or legislation. Increased anti-ESG sentiment, policies and certain deregulation in the United States could increase customer demand for diesel-based backup engines due to lower upfront capital costs and simpler regulatory compliance, decreasing the demand for our gas-powered engines. Declining demand for our engines in the United States could negatively impact our United States growth strategy, profitability margins and competitive position in key markets, which could materially affect our sales, business and results of operations. In addition, NGOs, activists and other stakeholders may criticize our sustainability initiatives or take actions against us like boycotts or adverse media campaigns. Failure to successfully manage divergent ESG-related expectations across stakeholders, including regulators, could erode stakeholder trust, impact our reputation, result in regulatory fines or other adverse action, and otherwise adversely affect our business.

Risks Related to Our Data, Security and Intellectual Property

Cybersecurity incidents affecting our IT systems, products, or confidential or personal information could result in material financial penalties and legal liability, which could in turn materially adversely affect our business, results of operations and financial condition.

We rely on computer systems, hardware, software technology infrastructure and online sites and networks for both external and internal operations that are critical to our business (“IT Systems”). We own and manage some of these IT Systems, while some are provided by third-party service providers. In addition, we sell products and systems with digital capabilities and offer digital solutions, such as our myplant application, for remote operation and monitoring of assets or AI-based maintenance forecasting and planning. We and certain of our third-party providers also collect, maintain and process data about customers, employees, business partners and others, including personal information, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”).

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. These threats may arise from diverse threat actors such as state-sponsored organizations and opportunistic hackers and hacktivists, human error, malfeasance, internal threats, various kinds of system errors, system vulnerabilities and lack of or inadequate cybersecurity controls and protective mechanisms as well as through diverse attack vectors, including, but not limited to, malware, social engineering/phishing, credential harvesting, ransomware, malfeasance by insiders, human or technological error and other increasingly sophisticated attacks. Cyberattacks continue to expand and evolve, making it difficult to detect and prevent such threats from impacting us and our operations. Globally, there continues to be an elevated volume of cyber threats, exploitation of previously unknown software vulnerabilities, ransomware attempts and social engineering attacks, such as phishing and impersonation, and attackers increasingly use tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. The proliferation of Internet of Things (“IoT”) devices and Operational Technology (“OT”) systems has expanded the potential points of entry for an unauthorized user to access a system or network. Threat actors are targeting IoT and OT systems to disrupt critical infrastructure or gain lateral access to corporate networks. In addition, the rise of AI Technologies has led to more sophisticated and deceptive attacks. Cybercriminals are increasingly using AI-generated deepfake videos, audio and text to deceive individuals and organizations. These attacks can be used for impersonation in social engineering and fraud. Attackers can manipulate systems in new ways and more easily perform functions at scale. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or avoid a material adverse impact to our business.

In addition, global remote working dynamics continue to present additional risk that threat actors will engage in social engineering (for example, phishing) and exploit vulnerabilities in corporate and non-corporate networks. Ransomware attacks have become easier to execute, and with the rise of ransomware as a service, it has become an increasingly popular business model to lease or sell ransomware variants to anyone willing to pay the fee.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures for our connected assets, will be fully complied with or effective in protecting our IT Systems and Confidential Information. The techniques used to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently and are often unrecognizable until launched against a target, and therefore we may be unable to anticipate these techniques and implement adequate preventative measures. Our servers may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Individuals able to circumvent our security measures may misappropriate Confidential Information held by or on behalf of us, disrupt our operations, damage our computers or otherwise damage our business.

We and the third parties upon whom we may rely for certain IT services have been, and expect to continue to be, a target of various cybersecurity attacks, including, but not limited to, ransomware attacks, phishing and other sophisticated threats. While the impact of previous attacks has not been material, future cybersecurity incidents could lead to unauthorized access to and potentially impair our Confidential Information, IT Systems, products, customers, suppliers and third-party service providers. Cybersecurity incidents could result in disruptions of our business operations, delay or obstruction of manufacturing and production, the inability to access critical data and other operational disruptions, reputational damage that may cause the loss of existing or future customers, the loss of our intellectual property, the release of Confidential Information, litigation with third parties (including class actions) and/or governmental investigations, fines and other penalties, among other things, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, our agreements with our customers may obligate us to investigate and notify our customers of, and provide cooperation to our customers with respect to, security incidents. Most of our agreements with our customers do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential. As such, a security incident could expose us to claims from customers that could result in material liability. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Additionally, due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted mandatory breach notification rules and other requirements in the event that information subject to such laws is accessed by unauthorized persons. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in the EU and all 50 U.S. states may require businesses to provide notice to individuals whose personal information has been disclosed as a result of a data security breach. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Regardless of our contractual protections, any actual or perceived data security breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.

Security regulations, such as the EU’s Network and Information Security 2 Directive, together with its implementing laws, impose further security obligations, including electronic communications networks and services. We may be required to implement and contractually commit to additional security measures to remain a competitor, as our customers may need to ensure we are able to meet the obligations they are subject to, or our customers may alternatively choose one of our competitors. This could result in additional costs and require operational changes which could adversely affect our business, financial condition and results of operation.

We may be unable to adequately obtain, maintain, protect or enforce our intellectual property rights, which could adversely affect our business, financial position and results of operations.

We rely on a combination of trademark, service mark, trade secret, patent and copyright laws in the United States and other jurisdictions, as well as contractual arrangements and confidentiality procedures, to obtain, establish, enforce and defend our intellectual property rights in the various geographic regions in which we operate. However, the steps we take to protect our intellectual property rights may provide only limited protection and may not now or in the future provide us with a competitive advantage.

We rely on our trademarks and trade names to distinguish our products and solutions from those of our competitors, including our key trademarks for our company and business names, such as INNIO, JENBACHER, WAUKESHA, MYPLANT and the “myplant” logo, and have registered or applied to register our key trademarks. We cannot be sure that our existing trademarks will be maintained or new applications will be approved. If others assert rights in or ownership of our trademarks or in trademarks that are similar to ours, this could harm our corporate or brand identity and lead to customer confusion. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products and solutions, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands (which could result in loss of goodwill and brand recognition). Further, we cannot be sure that our competitors will not infringe upon, dilute, or otherwise violate or diminish the value of our trademarks, or that we will have adequate resources to enforce our trademarks.

We have applied for and obtained, and expect to continue to apply for, patent protection relating to certain of our existing and proposed products and solutions. We cannot assure you our patent applications will result in issued patents, or that patents issued as a result of our patent applications will have sufficient scope or strength to provide us with any meaningful protection or commercial advantage. If we fail to obtain issuance of patents, or our patent claims or other intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, the patent protections afforded for our products and solutions could be impaired. Such impairment could harm our ability to market our products and solutions, negatively affect our competitive position and harm our business and operating results, including by requiring us to re-design our affected products or services. Even in cases where we are granted patent protection, patents have a finite term and may only cover particular aspects of our products or technologies. Further, there can be no assurance that our competitors will not infringe our patents, that we will have adequate resources to enforce our patents, or that third parties will not create new products, processes, or other technologies that achieve similar or better results without infringing upon patents we own.

Our business operations also rely on trade secrets and know-how, which can be difficult to protect, in particular as some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how. We seek to protect our trade secrets through access controls and confidentiality agreements with our relevant employees, independent contractors and others. Nevertheless, the steps we take to protect our trade secrets against misappropriation or other violation may be inadequate. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with our solutions, which may cause us to lose market share or render us unable to operate our business profitably. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed. The loss of trade secret protection could make it easier for third parties to compete with our products and solutions by copying functionality.

Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Protecting our intellectual property rights, both as a defendant and plaintiff, as applicable, through litigation in the United States and internationally may entail significant time and expense. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, financial condition, and results of operations, and may not be successful. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation that we may enter into to protect and enforce our intellectual property rights, could make it more expensive for us to do business and adversely affect our operating results by delaying further sales or the implementation of our technologies, impairing the functionality of our solutions, delaying introductions of new features or applications or injuring our reputation. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims or countersuits attacking the validity and enforceability of our intellectual property rights. If such defenses, counterclaims, or countersuits are successful, we could lose valuable intellectual property rights. In addition, the laws of some countries do not protect intellectual property rights to the same extent as the laws in Europe and the United States, and, as a result, we may not be able to protect our technology and intellectual property in all jurisdictions in which we operate.

Third parties may bring intellectual property infringement claims against us, and such claims could be time-consuming or costly, and could have a material adverse effect on our business, financial position and results of operations.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. Our products are proprietary developments, but their basic designs could resemble competing products. Although we have implemented processes designed to avoid our products or parts thereof infringing intellectual property rights of third parties (in particular patents, trademarks and design rights), there can be no guarantee that our mechanisms will detect infringements in time or at all. We may become subject to claims that our current or future offerings infringe upon, misappropriate, dilute or otherwise violate third parties’ intellectual property rights. Any infringement claims, regardless of their merit or resolution, may be time consuming, costly, damaging to our brand and reputation, harmful to our customer relationships, create liability for us, and cause diversion of the efforts and attention of our management. Additionally, we may be contractually expected to indemnify our partners and customers for expenses or liabilities incurred as a result of third-party intellectual property infringement claims associated with our technologies.

A successful infringement claim against us could result in our being required to enter into license agreements (if available on commercially reasonable terms or at all), substitute inferior or costlier technologies into our solutions, pay monetary damages or royalties and/or comply with an injunction against providing some or all of our products and solutions to customers. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we could be forced to limit or stop sales of our technologies and may be unable to compete effectively. Due to the significant amount of discovery required in connection with intellectual property litigation, our confidential information could also be compromised by disclosure during litigation. Any of these results may have a material adverse effect on our business, financial position and results of operations.

Our use of “open-source” software in our technology could have a material adverse effect on our business, financial position and results of operations.

We use third-party open-source software in connection with the development and deployment of our products and solutions and may continue to use open-source software in the future. Certain open-source licenses contain requirements that users who distribute proprietary software containing or linked to open-source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open-source code under the same open-source license, which could include proprietary source code. While we employ practices designed to monitor our compliance with the licenses of open-source software and to ensure that we do not use any of the open-source software in a manner that would require us to disclose the source code of our proprietary software to the public, we cannot guarantee that we will be successful. We cannot guarantee that all open-source software is reviewed prior to use in our products and solutions, or that our developers have not incorporated (and will not in the future incorporate) open-source software into our products and solutions without our knowledge. Furthermore, there are an increasing number of open-source license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products or solutions. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required to publicly release certain portions of our proprietary source code or expend substantial time and resources to re-engineer some or all of our proprietary software.

The use and distribution of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual controls or protections regarding infringement claims, the origin of the software, or the functionality or quality of the code. To the extent that our technologies depend upon the successful operation of open-source software, any undetected errors or defects could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the use of open-source software in our offerings could expose us to security vulnerabilities because the public availability of such software may make it easier for hackers and other third parties to compromise our technologies. Any of the foregoing could materially adversely affect our business, financial position and results of operations, as well as our reputation, including if we are required to take remedial action that may divert resources away from our development efforts.

From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open-source license. These claims, regardless of validity, could result in time consuming and costly litigation, divert management’s time and attention away from developing the business, expose us to customer indemnity claims, or force us to disclose source code. Litigation could be costly for us to defend, result in our paying damages or entering into unfavorable licenses, have a negative effect on our business, operating results, financial condition, and future prospects or cause delays by requiring us to devote additional R&D resources to change our solutions.

Non-compliance with data protection laws and other requirements could result in significant liability and reputational harm to our business, and adverse changes in the applicable legal framework could increase our costs of operations.

We and our customers are subject to privacy- and data security-related laws, regulations and other requirements that impose obligations in connection with the collection, use, storage, transfer, dissemination, security, and/or other processing of personal data. Existing privacy- and information security-related laws and regulations are rapidly evolving and subject to potentially differing interpretations, and we expect that legislative and regulatory bodies will expand existing or enact new laws and regulations regarding privacy- and information security-related matters in the future. New laws, amendments to, or re-interpretations of, existing laws and regulations, rules of self-regulatory bodies, industry standards and contractual obligations may each impact our business and practices, and we may be required to expend significant resources to adapt to these changes or stop offering our services in certain countries. In addition, because the scope of these laws is changing, it may be subject to differing interpretations, may be inconsistent among countries and jurisdictions in which we operate, or conflict with other rules, it may be costly for us to comply with these laws and regulations, and our attempts to comply with them may adversely affect our business, results of operations and financial condition.

Numerous countries and governmental bodies, including the EU member states, have laws and regulations concerning the collection, retention, storage, use, processing, sharing, and disclosing of personal data. These include, for example, the EU General Data Protection Regulation (“EU GDPR”), the California Consumer Privacy Act (“CCPA”) in the United States and similar laws in other jurisdictions. These laws impose comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data,” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of personal data out of the European Economic Area (“EEA”). In relation to data transfers from the EEA to the United States, the EU-U.S. Data Privacy Framework (“DPF”) was approved by the European Commission in July 2023 as an effective EU GDPR data transfer mechanism to U.S. entities self-certified under the DPF.

In relation to such cross-border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the EU GDPR and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

Penalties for certain breaches are up to the greater of €20 million or four percent of our global annual turnover. In addition to fines, a breach of the EU GDPR may result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, and potential civil claims (including class action type litigation). We seek to comply with and abide by all laws, regulations, and other requirements to which we are subject and devote significant time and resources to our compliance efforts. Despite such efforts, there is a risk that we may fail, or be perceived to fail, to comply with our data privacy obligations, which could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.

Risks Related to Ownership of Our Common Shares

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Our executive officers have limited experience in dealing with the increasingly complex laws pertaining to public companies, which may increase the amount of their time devoted to these activities and result in less time being devoted to the management and growth of the business. We continue to evaluate whether we have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. We may expand our employee base and hire additional employees to support our operations as a public company, which may in the future cause our operating costs to increase. For additional information, see the section titled “—Risks Related to Our Financial Condition—If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect or accounting principles or the interpretation thereof change, our business, financial condition and results of operations could be adversely affected.”

Being a public company also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage or only obtain coverage with a significant deductible. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee and compensation committee.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. Evolving laws, regulations, and standards could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards or our efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business, financial condition, and results of operations could be adversely affected.

The market price of our common shares may be volatile, and you could lose all or part of your investment.

The market price of our common shares may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, many of which are beyond our control, including the following:

•	price and volume fluctuations, as well as volatility, in the overall stock market from time to time;

•	changes in operating performance and stock market valuations of other energy infrastructure companies generally, or those in our industry in particular;

•	actual or perceived security breaches or other security incidents;

•	any actual or anticipated changes in the financial projections we may provide to the public or our failure to meet those projections;

•	sales of shares of our common shares by us or our shareholders;

•	the recruitment or departure of key personnel;

•	changes in prevailing interest rates and other macroeconomic conditions;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•

failure of securities analysts to maintain coverage of us, changes in actual or future expectations of investors or securities analysts or our failure to meet these estimates or the expectations of investors;

•	litigation involving us, our industry or both;

•	governmental or regulatory actions or audits;

•	regulatory or legal developments in the United States and other countries;

•	our ability to produce timely and accurate financial statements; and

•	changes in accounting standards, policies, guidelines, interpretations, or principles.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have an adverse impact on the market price of our common shares.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common shares.

Our quarterly results of operations have historically varied from period to period, and we expect that our results of operations will continue to vary in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results for any one quarter are not necessarily an accurate indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly financial results include:

•	general economic conditions, including economic slowdowns, recessions, interest rate changes, inflation, and the tightening of credit markets;

•	the demand of new equipment and services;

•	the amount and timing of costs and availability related to our materials;

•	the amount and timing of operating expenses related to maintaining and expanding our business, operations and infrastructure;

•	our ability to manage our expanding global capacity and geographic mix;

•	network outages or actual or perceived security breaches or incidents;

•	the investment in R&D;

•	our involvement in litigation or regulatory enforcement efforts (or the threat thereof) or those that impact our industry generally; and

•	changes in laws and regulations that impact our business.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, or if they adversely change their recommendations regarding our common shares, the trading price or trading volume of our common shares could decline.

The trading market for our common shares is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more securities analysts initiate research with an unfavorable rating or downgrade our common shares, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, our common share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our common shares could decrease, which in turn could cause the price and trading volume of our common shares to decline.

Our Principal Shareholder owns a significant percentage of our common shares and has certain governance rights. Consequently, our Principal Shareholder has significant influence on, and may control, all major corporate decisions and its interests may conflict with your interests as an owner of our common shares and our interests.

We are controlled by our Principal Shareholder, who owned 86.2% of our common shares in the aggregate as of June 30, 2026. Accordingly, our Principal Shareholder is able to control the outcome of substantially all matters that require a resolution of our general meeting, including the appointment of our directors and the approval of material transactions. Consequently, by virtue of its shareholding, our Principal Shareholder could exercise a controlling interest over our business, affairs and policies, including the appointment of our directors and the entering into of business combinations or dispositions and other corporate transactions. Even if our Principal Shareholder was to own or control less than a majority of our total outstanding common shares, it would still be able to exert significant influence over the outcome of substantially all matters that require a resolution of our general meeting so long as they own a significant portion of our total outstanding common shares.

Additionally, we are party to a relationship agreement with our Principal Shareholder, which we will refer to herein as the “Relationship Agreement.” The Relationship Agreement regulates the ongoing relationship between us and our Principal Shareholder and governs the exercise by our Principal Shareholder of certain rights in respect of us.

Moreover, for as long as the Relationship Agreement has not terminated in accordance with its terms, our Principal Shareholder will have certain rights in respect of the composition of our board of directors and our governance:

•

our Principal Shareholder will have the right to make a binding nomination for up to five (5) of our non-executive directors, depending on and commensurate to the percentage of our issued share capital held by our Principal Shareholder, which can only be overruled by a two-thirds majority of votes cast by our general meeting representing more than half of our issued share capital;

•

our Principal Shareholder may appoint up to four (4) observers to our board of directors, who will be allowed to attend meetings of our board of directors, may have consultation rights in relation to resolutions passed by our board of directors in writing, and may receive certain information and documents in connection therewith, for as long as our Principal Shareholder holds at least 15% of our issued share capital;

•

for as long as our Principal Shareholder holds more than 15% of our issued share capital, subject to certain exceptions, resolutions of our board of directors can only be passed if at least one nominee of our Principal Shareholder, selected by our Principal Shareholder, serving on our board of directors is present or represented (provided that such nominee(s) is/are allowed to exercise his/her/their voting rights under applicable law);

•	for as long as our Principal Shareholder holds more than 20% of our issued share capital, it may convene our general meeting and set the agenda for our general meeting;

•

for as long as our Principal Shareholder holds more than 25% of our issued share capital, certain resolutions of our board of directors can only be passed with the affirmative vote of at least one nominee of our Principal Shareholder, selected by our Principal Shareholder, serving on our board of directors (provided that such nominee(s) is/are allowed to exercise his/her/their voting rights under applicable law); and

•

for as long as our Principal Shareholder holds more than 50% of our issued share capital, certain resolutions of our general meeting, including to amend our articles of association, will require a proposal of our board of directors with the affirmative vote of at least one nominee of our Principal Shareholder, selected by our Principal Shareholder, serving on our board of directors (provided that such nominee(s) is/are allowed to exercise his/her/their voting rights under applicable law).

Our Principal Shareholder may have interests that are different from yours and may vote and/or exercise its governance rights reflected above in a way with which you disagree and that may be adverse to your interests. In addition, our Principal Shareholder’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common shares to decline or prevent our shareholders from realizing a premium over the market price for their common shares.

Additionally, our Principal Shareholder is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. Our Principal Shareholder may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Shareholders should consider that the interests of our Principal Shareholder may differ from their interests in material respects.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements.

Our Principal Shareholder controls a majority of our outstanding common shares. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the Nasdaq rules and may elect not to comply with certain corporate governance requirements of Nasdaq, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•

the requirement that we have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

While we do not currently rely on any of these exemptions, we may rely on some or all of these exemptions in the future so long as we remain a controlled company. For example, we may not have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee or an entirely independent compensation committee, and we may not perform annual performance evaluations of the nominating and corporate governance committee and compensation committee. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We may become subject to the Dutch large company regime, which would affect our governance structure, including how the members of our board are appointed and dismissed.

We may become subject to the large company regime (structuurregime) under Dutch law if we have filed a statement with the Dutch trade register for a consecutive period of three years stating that (i) according to our balance sheet with explanatory notes, our issued share capital together with our reserves amounts to at least EUR 16 million (as such standard may be revised from time to time), (ii) we, or any of our dependent companies (as defined by Dutch law), have established a Dutch works council pursuant to a statutory requirement under Dutch law and (iii) we and our dependent companies (as defined by Dutch law) together regularly employ at least 100 employees in the Netherlands. If we meet the criteria of the large company regime, we will be obligated to file this statement with the Dutch trade register within two months after adoption of our statutory annual accounts by the general meeting. If we become subject to this large company regime, this would affect the governance structure of our company. Among other matters, our executive directors would then be appointed by our non-executive directors (instead of the general meeting) and certain nomination rights (including for our Dutch works council) would apply to the appointment of our non-executive directors. We have not yet filed a statement that we meet the criteria of the large company regime.

Sales of a substantial number of common shares in the public market by our existing shareholders could cause our share price to fall.

Sales of a substantial number of common shares in the public market or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. Substantially all of our existing shareholders, including the Principal Shareholder, are subject to lock-up agreements with the underwriters of the IPO that restrict the shareholders’ ability to transfer common shares for 180 days from June 3, 2026, the date of the Prospectus, subject to certain exceptions. As of June 30, 2026, we had 750,000,000 common shares outstanding. Subject to limitations, 660,000,000 shares will become eligible for sale upon expiration of the lock-up period, subject to certain limitations. In addition, none of the shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Further, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC may, in their sole discretion, release all or some portion of the shares subject to the lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could have a material and adverse effect on the trading price of our common shares.

Moreover, our Principal Shareholder, who holds 646,500,000 of our outstanding common shares as of June 30, 2026, has rights pursuant to the Registration Rights Agreement, subject to certain conditions, such as the 180-day lock-up arrangement described above, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Any sales of securities by our Principal Shareholder could have a material and adverse effect on the trading price of our common shares.

If we do pay dividends, we may need to withhold tax on such dividends payable to holders of our shares in both Germany and the Netherlands.

Dividends distributed by a company may be subject to Dutch dividend withholding tax and/or Dutch conditional withholding tax if such company (i) has its place of effective management in the Netherlands, or (ii) is incorporated under Dutch law pursuant to the so-called incorporation rule as laid down in article 1(3) of the Dutch Dividend Withholding Tax Act 1965 (Wet op de dividendbelasting 1965) and article 1.3(1) of the Dutch Withholding Tax Act 2021 (Wet bronbelasting 2021) (the “Incorporation Rule”). Pursuant to the Reorganization, we were incorporated pursuant to the laws of Germany as INNIO Holding GmbH on September 1, 2025, converted from a German limited liability company (Gesellschaft mit beschränkter Haftung), into INNIO Group Holding B.V., a private company with limited liability under Dutch law (besloten vennootschap met beperkte aansprakelijkheid), and then converted into a public company under Dutch law (naamloze vennootschap) and changed our legal name to INNIO N.V. These transactions are collectively referred to as “the Conversion” or “the Reorganization”. We take the position that for purposes of the Incorporation Rule, we continue to be incorporated under German law, and should not be considered incorporated under Dutch law. Therefore, we should not be considered a tax resident of the Netherlands for Dutch withholding tax purposes on the basis of the Incorporation Rule. As a result, and as long as our place of effective management is in Germany, or in any event not in the Netherlands, any dividends distributed by us should not be subject to Dutch dividend withholding tax or Dutch conditional withholding tax.

However, in the event the Dutch tax authorities would take a different position, or there is a change in applicable tax laws or interpretations thereof, and it is subsequently determined that we should be considered to be incorporated under Dutch law for purposes of the Incorporation Rule, we would also be a tax resident of the Netherlands for Dutch corporate income tax, Dutch dividend withholding tax and Dutch conditional withholding tax purposes and as such, dividends distributed by us, if any, would generally be subject to Dutch dividend withholding tax and may, in certain specific situations, also be subject to Dutch conditional withholding tax. This would also result in us being a tax resident in both the Netherlands, based on the Incorporation Rule, and Germany (provided that our place of effective management is in Germany). In such event, the so-called tie-breaker provision (the “Tie-Breaker Provision”) included in article 4(3) of the 2012 Convention between the Federal Republic of Germany and the Kingdom of the Netherlands for the avoidance of double taxation with respect to taxes on income (the “German-NL Tax Treaty”) as in effect on the date of this Quarterly Report on Form 10-Q, determines that we should qualify solely as a tax resident in Germany for purposes of the German-NL Tax Treaty, provided that our place of “effective management” is in Germany. As a result, and as long as our place of effective management is in Germany and the Tie-Breaker Provision or, in the event the German-NL Tax Treaty would become a “Covered Tax Agreement” for the purposes of the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (“MLI”), the reservation made by Germany with respect to the Tie-Breaker Provision as part of the MLI are not changed, we should solely qualify as a tax resident in Germany for purposes of the German-NL Tax Treaty and the Netherlands may, as a consequence thereof, only levy Dutch dividend withholding taxes with respect to dividends distributed by us to (i) holders of common shares who are resident or deemed to be resident in the Netherlands for Dutch income tax purposes (“Dutch Resident Holders”) or (ii) holders of common shares that are neither resident nor deemed to be resident of the Netherlands (“Non-Resident Holders”) if the common shares are attributable to a Dutch permanent establishment of such Non-Resident Holder. In such event, dividends distributed by us to Dutch Resident Holders and a Dutch permanent establishment of Non-Resident Holders are subject to Dutch dividend withholding tax at a rate of, as per the date of this Quarterly Report on Form 10-Q, 15% and, in certain specific situations, to Dutch conditional withholding tax at a rate of, as per the date of this Quarterly Report on Form 10-Q, 25.8% (with a maximum overall effective tax rate of 25.8% as per the date of this Quarterly Report on Form 10-Q). In addition, we would be required to identify our shareholders in order to assess whether there are Dutch Resident Holders or Non-Resident Holders with a permanent establishment in the Netherlands to which such common shares are attributable. Such identification may not always be possible in practice and if the identity of our shareholders in such event cannot be determined, withholding of both Dutch and German (provided that our place of effective management is in Germany) dividend withholding tax may occur upon a payment of dividends.

We do not intend to pay cash dividends on our common shares for the foreseeable future, and we may change our dividend policy at any time.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends on our common shares in the foreseeable future. Our dividend policy may change at any time without notice. The declaration, amount and payment of any future dividends on our common shares will be at the sole discretion of our board of directors, in accordance with our articles of association and are subject to Dutch law. In addition, our ability to pay dividends on our common shares is currently limited by the covenants of our SFA and may be further restricted by the terms of any future debt or preferred securities. Under Dutch law, we may only pay dividends and other distributions from our reserves to the extent our shareholders’ equity (eigen vermogen) exceeds the sum of our paid-in and called-up share capital plus the reserves we must maintain under Dutch law or our articles of association. Additionally, for profit distributions, we may only distribute after the adoption of our statutory annual accounts at our general meeting, evidencing that such dividend distribution is allowed. Subject to those restrictions, any future determination to pay dividends or other distributions from our reserves will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors we deem relevant. As a result, we may not pay dividends at any rate or at all.

Shareholders may not be able to exercise preemption rights and, as a result, may experience substantial dilution upon future issuances of common shares or grants of rights to subscribe for shares.

In the event of an issuance of common shares or a grant of rights to subscribe for common shares, subject to certain exceptions, each shareholder will have a pro rata preemption right in proportion to the aggregate nominal value of such holder’s common shares. These preemption rights may be restricted or excluded by a resolution of the general meeting or by another corporate body designated by the general meeting. Our board of directors is authorized for a period of five years from June 4, 2026 to issue shares or grant rights to subscribe for shares up to our authorized share capital from time to time and to limit or exclude preemption rights in connection therewith. This could cause existing shareholders to experience substantial dilution of their interest in us.

There can be no assurance that we will not be classified as a passive foreign investment company, which could result in material adverse U.S. federal income tax consequences to U.S. Holders of the shares.

Special U.S. tax rules apply to non-U.S. companies that are considered to be a passive foreign investment company (“PFIC”). We will be classified as a PFIC for any taxable year if, either (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average value of our assets (generally determined on a quarterly basis) consists of assets that produce, or are held for the production of, passive income. For purposes of the above calculations, a non-U.S. corporation that owns, directly or indirectly, at least 25% by value of the equity of another entity generally is treated as if it held its proportionate share of the assets of the other entity and received directly its proportionate share of the income of the other entity. Passive income generally includes dividends, interest, certain royalties (other than those derived in the active conduct of a trade or business) and certain gains. Cash is generally a passive asset for these purposes. The value of our goodwill is an active asset under the PFIC rules to the extent attributable to activities that produce active income.

Based on the current and anticipated composition of our income, assets and our operations and activities, we do not expect to be a PFIC for the current taxable year or in the foreseeable future. However, the determination of whether we may be classified as a PFIC for the current taxable year cannot be made until after the end of the taxable year and will depend on all of the relevant facts and circumstances at that time, some of which may be beyond our control, such as the trading price of our common shares and the value of our assets, including unbooked goodwill and other intangible assets.

As the PFIC tests must be applied at the end of each year, and the composition of our income and assets and the value of our assets may change over time, it is possible that we may become a PFIC in the current or a future taxable year. Accordingly, there can be no assurance that we will not be a PFIC for any year in which a U.S. Holder holds its stock. If we were a PFIC for any taxable year during which a U.S. Holder owned a common share, certain adverse U.S. federal income tax consequences could apply to U.S. Holders. U.S. investors are urged to consult their own tax advisors about the application of the PFIC rules to us.

Investors may have difficulty enforcing civil liabilities against us or our directors and/or other officers.

We are a public company (naamloze vennootschap) under the laws of the Netherlands. As such, under Dutch private international law, the rights and obligations of our shareholders vis-à-vis the company originating from Dutch corporate law and our articles of association, as well as the civil liability of our officers (functionarissen) (including our directors and executive officers) are governed in certain respects by the laws of the Netherlands.

We are not a resident of the United States and our officers may also not all be residents of the United States. As a result, depending on the subject matter of the action brought against us and/or our officers, United States courts may not have jurisdiction. If a Dutch court has jurisdiction with respect to such action, that court will apply Dutch procedural law and Dutch private international law to determine the law applicable to that action. Depending on the subject matter of the relevant action, a competent Dutch court may apply another law than the laws of the United States. Additionally, service of process against non-residents of the United States can in principle, but absent, for example, a valid choice of domicile, not be effected in the United States, which may increase the difficulty of our investors to enforce civil liabilities against us, our directors and our officers.

Furthermore, a large portion of our assets are located outside the United States. As of the date of this Quarterly Report on Form 10-Q, (i) there is no treaty in force between the United States and the Netherlands for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters and (ii) both the Hague Convention on Choice of Court Agreements (2005) and the Hague Judgments Convention (2019) have entered into force for the Netherlands but have not entered into force for the United States. Consequently, a judgment rendered by a court in the United States will not automatically be recognized and enforced by the competent Dutch courts. However, if a person has obtained a judgment rendered by a court in the United States that is enforceable under the laws of the United States and files a claim with the competent Dutch court, the Dutch court will in principle give binding effect to that United States judgment if (i) the jurisdiction of the United States court was based on a ground of jurisdiction that is generally acceptable according to international standards, (ii) the judgment by the United States court was rendered in legal proceedings that comply with the Dutch standards of proper administration of justice including sufficient safeguards (behoorlijke rechtspleging), (iii) binding effect of such United States judgment is not contrary to Dutch public order (openbare orde) and (iv) the judgment by the United States court is not incompatible with a decision rendered between the same parties by a Dutch court, or with a previous decision rendered between the same parties by a foreign court in a dispute that concerns the same subject and is based on the same cause, provided that the previous decision qualifies for recognition in the Netherlands. Even if such a United States judgment is given binding effect, a claim based thereon may, however, still be rejected if the United States judgment is not or no longer formally enforceable. Moreover, if the United States judgment is not final (for instance, when appeal is possible or pending) a competent Dutch court may postpone recognition until the United States judgment will have become final, refuse recognition under the understanding that recognition can be asked again once the United States judgment will have become final, or impose as a condition for recognition that security is posted.

A competent Dutch court may deny the recognition and enforcement of punitive damages or other awards. Moreover, a competent Dutch court may reduce the amount of damages granted by a United States court and recognize damages only to the extent that they are necessary to compensate actual losses or damages. Finally, there may be specific other instances, including pursuant to anti-boycott rules and regulations, where Dutch law prohibits the recognition and enforcement of a United States judgment. Thus, United States investors may not be able, or experience difficulty, to enforce a judgment obtained in a United States court against us or our officers.

The United States and Germany currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments, in civil and commercial matters. Consequently, a final judgment for payment or declaratory judgments given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in Germany. German courts may deny the recognition and enforcement of a judgment rendered by a U.S. court if they consider the U.S. court not to be competent or the decision to be in violation of German public policy principles. For example, judgments awarding punitive damages are generally not enforceable in Germany. A German court may reduce the amount of damages granted by a U.S. court and recognize damages only to the extent that they are necessary to compensate actual losses or damages.

In addition, actions brought in a German court against us, our executive officers, directors, senior management and the experts named in the Prospectus to enforce liabilities based on U.S. federal securities laws may be subject to certain restrictions. In particular, German courts generally do not award punitive damages. Litigation in Germany is also subject to rules of procedure that differ from the U.S. rules, including with respect to the taking and admissibility of evidence, the conduct of the proceedings and the allocation of costs. German procedural law does not provide for pre-trial discovery of documents, nor does Germany support pre-trial discovery of documents under the 1970 Hague Evidence Convention. Proceedings in Germany would have to be conducted in the German language and all documents submitted to the court would, in principle, have to be translated into German. For these reasons, it may be difficult for a U.S. investor to bring an original action in a German court predicated upon the civil liability provisions of the U.S. federal securities laws against us, our executive officers, directors, senior management and the experts named in the Prospectus.

Based on the foregoing, there can be no assurance that U.S. investors will be able to enforce against us or our executive officers, directors or certain experts named in the Prospectus who are residents of or possessing assets in the Netherlands, Germany, or other countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

Holders of our common shares have limited choice of forum, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our articles of association provide for a federal forum selection provision stating that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any complaint asserting a cause of action arising under the U.S. Securities Act of 1933, as amended, or under the U.S. Securities Exchange Act of 1934, as amended, to the fullest extent permitted by applicable law, shall be the U.S. federal district courts. In principle, our shareholders are bound by this arrangement, provided, however, that our shareholders cannot and will not be deemed to have waived compliance with U.S. federal securities laws and the rules and regulations thereunder. Our federal forum selection provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us or our directors, officers or employees, even though an action, if successful, might benefit our shareholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the U.S. Securities Act of 1933, as amended, be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts, including the competent courts of the Netherlands and other courts within the United States, will enforce our federal forum selection provision. If our federal forum selection provision is found to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions and/or before other courts, which could adversely affect our results of operations and financial condition. Our federal forum provision may also impose additional litigation costs on our shareholders who assert that the provision is not enforceable or invalid. The competent courts of the Netherlands and the U.S. federal district courts may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.

We are a Dutch public company. The rights of our shareholders may be different from the rights of shareholders in companies governed by the laws of U.S. jurisdictions and may not protect investors in a similar fashion afforded by incorporation in a U.S. jurisdiction.

We are a public company (naamloze vennootschap) under Dutch law. Our corporate affairs are governed by our articles of association, the rules of our board of directors, our other internal rules and policies and by Dutch law. There can be no assurance that Dutch law will not change in the future or that it will serve to protect shareholders in a similar fashion afforded under corporate law principles in the United States, which could adversely affect the rights of our shareholders.

The rights of shareholders and the responsibilities of our directors may be different from the rights and obligations of shareholders and directors in companies governed by the laws of U.S. jurisdictions. In the performance of their duties, our directors are required by Dutch law to consider the interests of our company, its shareholders, its employees and other stakeholders, in all cases with due regard to the principles of reasonableness and fairness. It is possible that some of these stakeholders will have interests that are different from, or in addition to, your interests as a shareholder.

Provisions of our articles of association or Dutch corporate law might deter acquisition bids for us that might be considered favorable and prevent, delay or frustrate any attempt to replace or dismiss directors.

Under Dutch law, various protective measures are possible and permissible within the boundaries set by Dutch law and Dutch case law. In this respect, certain provisions of our articles of association may make it more difficult for a third party to acquire control of us or effect a change in the composition of our board of directors. These include:

•

a provision that our directors can only be appointed on the basis of a binding nomination prepared by our Principal Shareholder or by our board of directors (as applicable), which can only be overruled by a two-thirds majority of votes cast representing more than half of our issued share capital;

•

a provision that our directors can only be dismissed by the general meeting by a two-thirds majority of votes cast representing more than half of our issued share capital, unless the dismissal is proposed by our board of directors in which latter case a simple majority of the votes cast would be sufficient;

•

a provision allowing, among other matters, our Principal Shareholder (if it concerns any of its nominees serving on our board of directors) or our board of directors (for all other directors) to appoint a temporary replacement if one or more (but not all) directors are absent or unable to act, including if they are dismissed by our general meeting; and

•

a requirement that certain matters, including an amendment of our articles of association, may only be resolved upon by our general meeting without a proposal by our board of directors with an increased majority of at least two-thirds of the votes cast.

Dutch law also allows for staggered multi-year terms of our directors, as a result of which only part of our directors may be subject to appointment or re-appointment in any given year.

Furthermore, in accordance with the Dutch Corporate Governance Code (“DCGC”), shareholders who have the right to put an item on the agenda for our general meeting or to request the convening of a general meeting shall not exercise such rights until after they have consulted our board of directors, except if it concerns our Principal Shareholder convening our general meeting and setting the agenda for our general meeting for as long as it holds more than 20% of our issued share capital and the Relationship Agreement has not terminated in accordance with its terms. If exercising such rights may result in a change in our strategy (for example, through the dismissal of one or more of our directors), our board of directors must be given the opportunity to invoke a reasonable period of up to 180 days to respond to the shareholders’ intentions. If invoked, our board of directors must use such response period for further deliberation and constructive consultation, in any event with the shareholder(s) concerned and exploring alternatives. At the end of the response time, our board of directors shall report on this consultation and the exploration of alternatives to our general meeting. The response period may be invoked only once for any given general meeting and shall not apply (i) in respect of a matter for which either a response period or a statutory cooling-off period (as discussed below) has been previously invoked or (ii) in situations where a shareholder holds at least 75% of our issued share capital as a consequence of a successful public bid.

Moreover, our board of directors is able to invoke a cooling-off period of up to 250 days when shareholders, using their right to have items added to the agenda for a general meeting or their right to request a general meeting, propose an agenda item for our general meeting to dismiss, suspend or appoint one or more directors (or to amend any provision in our articles of association dealing with those matters) or when a public offer for our company is made or announced without our support, provided, in each case, that our board of directors believes that such proposal or offer materially conflicts with the interests of our company and its business. During a cooling-off period, our general meeting cannot dismiss, suspend or appoint directors (or amend the provisions in our articles of association dealing with those matters) except at the proposal of our board of directors. During a cooling-off period, our board of directors must gather all relevant information necessary for a careful decision-making process and at least consult with shareholders representing 3% or more of our issued share capital at the time the cooling-off period was invoked, as well as with our Dutch works council (if we or, under certain circumstances, any of our subsidiaries would have one). Formal statements expressed by these stakeholders during such consultations must be published on our website to the extent these stakeholders have approved that publication. Ultimately one week following the last day of the cooling-off period, our board of directors must publish a report in respect of its policy and conduct of affairs during the cooling-off period on our website. This report must remain available for inspection by shareholders and others with meeting rights under Dutch law at our office and must be tabled for discussion at the next general meeting. Shareholders representing at least 3% of our issued share capital may request the Enterprise Chamber of the Amsterdam Court of Appeal, or the Enterprise Chamber (Ondernemingskamer), for early termination of the cooling-off period. The Enterprise Chamber must rule in favor of the request if the shareholders can demonstrate that:

•

our board of directors, in light of the circumstances at hand when the cooling-off period was invoked, could not reasonably have concluded that the relevant proposal or hostile offer constituted a material conflict with the interests of our company and its business;

•	our board of directors cannot reasonably believe that a continuation of the cooling-off period would contribute to careful policymaking; or

•

other defensive measures, having the same purpose, nature and scope as the cooling-off period, have been activated during the cooling-off period and have not since been terminated or suspended within a reasonable period at the relevant shareholders’ request (i.e., no ‘stacking’ of defensive measures).

We are not obligated to, and do not, comply with all best practice provisions of the DCGC.

We are subject to the DCGC. The DCGC contains principles and best practice provisions on corporate governance that regulate relations between the board of directors and the general meeting and matters in respect of financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, companies subject to the DCGC must disclose in their statutory annual reports whether they comply with the provisions of the DCGC. If a company subject to the DCGC does not comply with those provisions, that company would be required to provide in such disclosure the reasons for such noncompliance. We do not comply with all best practice provisions of the DCGC. This may affect your rights as a shareholder, and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the DCGC.

Dutch and European insolvency laws are substantially different from U.S. insolvency laws and may offer our shareholders less protection than they would have under U.S. insolvency laws.

We are subject to Dutch insolvency laws in the event any insolvency proceedings are initiated against us, including, among other laws and regulations, Regulation (EU) 2015/848 of the European Parliament and of the Council of May 20, 2015 on insolvency proceedings. Should a court in another Member State of the EU determine that our center of main interests (“COMI”) is situated in that Member State, the courts in that Member State will in principle have jurisdiction over the insolvency proceedings initiated against us and the insolvency laws of that Member State will in principle apply to us, in accordance with and subject to such the aforementioned Regulation and the rules promulgated thereunder. Insolvency laws in the Netherlands or the relevant other Member State of the EU, as applicable, may offer our shareholders less protection than they would have under U.S. insolvency laws and make it more difficult for our shareholders to recover the amount they could expect to recover in a liquidation or restructuring under U.S. insolvency laws.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In connection with the Reorganization described in the Prospectus, when INNIO Holding GmbH converted into INNIO Group Holding B.V., the nominal value of each outstanding share of INNIO Holding GmbH was reduced from EUR 1.00 to EUR 0.04, and INNIO Group Holding B.V. issued 749,975,000 new common shares. These common shares were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction would not involve a public offering. No underwriters were involved in the transaction.

Use of Proceeds

On June 5, 2026, we closed our IPO, which consisted of 103,500,000 common shares sold by our Principal Shareholder at a public offering price of $27.00 per common share, including the exercise in full of the underwriters’ option to purchase an additional 13,500,000 common shares. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-295751), which was declared effective by the SEC on June 3, 2026. We did not receive any of the proceeds from the sale of common shares by the Principal Shareholder in the IPO.

The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non–employee directors pursuant to our director compensation policy.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended June 30, 2026,

no
director or “officer” (as defined in Rule 16a–1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non–Rule 10b5–1 trading
arrangement,” as each term is defined in Item 408(a) of Regulation S–K.

11
7

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1*	Articles of Association of INNIO N.V.

10.1+	Forms of Non-Executive Director and Executive Director Indemnification Agreements. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on May 26, 2026).

10.2+	2026 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on May 26, 2026).

10.3+	Compensation Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on May 26, 2026).

10.4*	Amendment and Restatement Agreement to the Senior Facilities Agreement, dated February 5, 2026, originally dated as of October 25, 2018, by and among INNIO Group Holding GmbH, AI Alpine (Luxembourg) S.à r.l. and Wilmington Trust (London) Limited as security agent.

10.5*	Amendment to the Senior Facilities Agreement, dated June 4, 2026, originally dated as of October 25, 2018, by and among INNIO N.V., Wilmington Trust (London) Limited as security agent and agent and the lenders party thereto.

10.6+	Form of RSU Grant Notice and Award Agreement under the 2026 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A filed on June 1, 2026).

10.7*	Registration Rights Agreement by and between INNIO Holding GmbH, AI Alpine (Luxembourg) S.à r.l. and certain shareholders of INNIO Holding GmbH.

10.8*	Relationship Agreement by and between INNIO N.V. and AI Alpine (Luxembourg) S.à r.l.

10.9+	Services Agreement by and between INNIO Holding GmbH and Dr. Olaf Berlien (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on May 26, 2026).

10.10+	Services Agreement by and between INNIO Holding GmbH and Dr. Dennis Schulze (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on May 26, 2026).

10.11+	Form of Option Grant Notice and Award Agreement under the 2026 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on May 26, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a–14(a) and 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a–14(a) and 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

Furnished herewith. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934

+	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNIO N.V.

Date: July 28, 2026	By:	/s/ Olaf Berlien
Dr. Olaf Berlien
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2026	By:	/s/ Dennis Schulze
Dr. Dennis Schulze
Chief Financial Officer
(Principal Financial Officer)