Form 10-Q
period 2026-09-30
INNIO N.V.
filed 2026-10-27
CIK 2109150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-43329

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non–accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2026, the registrant had 750,000,000 common shares, nominal value €0.04 per share, outstanding.

Cautionary Note Regarding Forward–looking Statements
This Quarterly Report on Form 10–Q contains forward–looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10–Q are forward–looking statements. In some cases, you can identify forward–looking statements by terms such as “may,” “will,” “should,” “aim,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward–looking statements contain these words. Forward–looking statements contained in this Quarterly Report on Form 10–Q, include without limitation, statements regarding the potential impact of any economic conditions and the global geopolitical landscape, including global instability due to the political environment in the United States, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth and the ongoing geopolitical conflicts such as the Iran conflict, Russia–Ukraine conflict and ongoing tensions between the United States and China and China and Taiwan on our business and operations, marketing and manufacturing capabilities and strategy, the sufficiency of our cash, cash equivalents and investments, and the plans and objectives of management for future operations and capital expenditures.
The forward–looking statements in this Quarterly Report on Form 10–Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward–looking statements speak only as of the date of this Quarterly Report on Form 10–Q and are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including those described under the sections in this Quarterly Report on Form 10–Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10–Q.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INNIO N.V.
Consolidated Statements of Operations
(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of $, except share and per share amounts)	Notes	2026	2025	2026	2025
Sales of equipment and products	2	$777.6	$417.4	$1,669.3	$981.7
Sales of services	2	390.3	325.3	1,104.9	914.5
Net sales		1,167.9	742.7	2,774.2	1,896.2
Cost of equipment and products sold		580.4	310.6	1,242.8	708.1
Cost of services sold		219.8	191.5	622.0	529.7
Gross profit		367.7	240.6	909.4	658.4
Selling, general, and administrative expenses		142.6	119.0	517.8	317.4
Research and development expenses		32.2	30.3	93.0	76.8
Other operating (income) expense - net		(0.7)	(1.3)	(3.2)	(4.4)
Operating income		193.6	92.6	301.8	268.6
Interest expense and related financing costs - net		46.9	34.9	170.6	84.9
Other (income) expense - net		(4.0)	3.3	(10.9)	1.8
Income before income taxes		150.7	54.4	142.1	181.9
Income tax expense	17	41.5	14.9	58.8	45.0
Net income (loss)		109.2	39.5	83.3	136.9
Net income (loss) attributable to non-controlling interests		(1.8)	(0.5)	(5.2)	(0.6)
Net income (loss) attributable to INNIO N.V. shareholders		$111.0	$40.0	$88.5	$137.5

Earnings (loss) per share attributable to INNIO N.V.:	23
Basic		0.15	0.05	0.12	0.18
Diluted		0.15	0.05	0.12	0.18

Weighted-average number of shares outstanding:	23
Basic		750,000,000	750,000,000	750,000,000	750,000,000
Diluted		750,000,000	750,000,000	750,016,904	750,000,000

See accompanying notes to the Consolidated Financial Statements

INNIO N.V.
Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of $)	2026	2025	2026	2025
Net income (loss)	$109.2	$39.5	$83.3	$136.9
Other comprehensive income (loss), net of taxes:
Defined benefit plans	1.6	0.0	0.6	0.6
Currency translation adjustments	0.3	1.3	16.1	38.9
Cash flow hedges	12.2	9.2	2.7	1.7
Total other comprehensive income (loss), net of taxes	14.1	10.5	19.4	41.2
Comprehensive income (loss)	123.3	50.0	102.7	178.1
Less: comprehensive income (loss) attributable to the noncontrolling interests	(1.8)	(0.7)	(5.4)	(0.8)
Comprehensive income (loss) attributable to INNIO N.V. shareholders	$125.1	$50.7	$108.1	$178.9

See accompanying notes to the Consolidated Financial Statements.

INNIO N.V.
Consolidated Statements of Financial Position
(Unaudited)

(in millions of $, except share data)	Notes	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents		$1,195.8	$689.5
Accounts receivable - net	15	262.9	204.4
Inventories	13	1,078.2	601.2
Prepaid expenses	14	184.3	117.9
Other current assets	16	201.6	180.8
Total current assets		2,922.8	1,793.8
Property, plant, and equipment - net	6	671.0	540.4
Goodwill	5	1,666.8	1,686.6
Intangible assets - net	5	700.0	777.3
Other non-current assets	16	185.8	104.4
Total assets		$6,146.4	$4,902.5
Liabilities
Current liabilities
Accounts payable		$546.3	$273.3
Contract liabilities	18	1,101.0	546.2
Accrued liabilities	19	215.5	186.1
Obligations under supplier finance programs	9	192.4	157.0
Obligations related to factoring arrangements		28.9	59.5
Other current liabilities	20	213.2	153.7
Total current liabilities		2,297.3	1,375.8
Long-term debt - net	8	2,596.1	2,647.4
Contract liabilities	18	497.2	269.9
Deferred taxes	17	214.8	214.6
Other non-current liabilities	20	194.8	166.7
Total liabilities		5,800.2	4,674.4
Commitments and guarantees	22
Shareholders' equity	21
Common stock, €0.04 nominal value; 750,000,000 shares issued and outstanding (1)		34.9	34.9
Additional paid-in capital		115.5	103.2
Retained earnings		188.8	100.3
Accumulated other comprehensive loss		(1.0)	(20.6)
Total INNIO N.V. shareholders' equity		338.2	217.8
Non-controlling interests		8.0	10.3
Total shareholders' equity		346.2	228.1
Total liabilities and shareholders' equity		$6,146.4	$4,902.5
(1) The nominal value, shares issued and outstanding and additional paid-in capital have been adjusted for the 2025 balance. Refer to Note 23 for more information.
See accompanying notes to the Consolidated Financial Statements.

INNIO N.V.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

				Accumulated other comprehensive income (loss)
(in millions of $)	Common stock	Additional paid-in capital	Retained earnings	Currency translation reserve	Cash flow hedge reserve	Defined benefit plans reserve	Equity attributable to shareholders of INNIO N.V.	Non-controlling interests	Total
Balance as of July 1, 2025	$34.9	$827.0	$53.5	$(14.1)	$(10.8)	$0.4	$890.9	$(0.1)	$890.8
Net income (loss)	—	—	40.0	—	—	—	40.0	(0.5)	39.5
Other comprehensive income (loss), net of tax	—	—	—	1.5	9.2	0.0	10.7	(0.2)	10.5
Contribution from non-controlling Interests	—	—	—	—	—	—	—	10.6	10.6
Balance as of September 30, 2025	$34.9	$827.0	$93.5	$(12.6)	$(1.6)	$0.4	$941.6	$9.8	$951.4

Balance as of July 1, 2026	$34.9	$111.6	$77.8	$(7.5)	$(10.1)	$2.5	$209.2	$9.9	$219.1
Net income (loss)	—	—	111.0	—	—	—	111.0	(1.8)	109.2
Other comprehensive income (loss), net of tax	—	—	—	0.3	12.2	1.6	14.1	0.0	14.1
Transactions with non-controlling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation expense	—	3.9	—	—	—	—	3.9	—	3.9
Balance as of September 30, 2026	$34.9	$115.5	$188.8	$(7.2)	$2.1	$4.1	$338.2	$8.0	$346.2

				Accumulated other comprehensive income (loss)
(in millions of $)	Common stock	Additional paid-in capital	Retained earnings	Currency translation reserve	Cash flow hedge reserve	Defined benefit plans reserve	Equity attributable to shareholders of INNIO N.V.	Non-controlling interests	Total
Balance as of January 1, 2025	$34.9	$827.0	$(44.0)	$(51.7)	$(3.3)	$(0.2)	$762.7	$—	$762.7
Net income (loss)	—	—	137.5	—	—	—	137.5	(0.6)	136.9
Other comprehensive income (loss), net of tax	—	—	—	39.1	1.7	0.6	41.4	(0.2)	41.2
Contribution from non-controlling Interests	—	—	—	—	—	—	—	10.6	10.6
Balance as of September 30, 2025	$34.9	$827.0	$93.5	$(12.6)	$(1.6)	$0.4	$941.6	$9.8	$951.4

Balance as of January 1, 2026	$34.9	$103.2	$100.3	$(23.5)	$(0.6)	$3.5	$217.8	$10.3	$228.1
Net income (loss)	—	—	88.5	—	—	—	88.5	(5.2)	83.3
Other comprehensive income (loss), net of tax	—	—	—	16.3	2.7	0.6	19.6	(0.2)	19.4
Contribution from Parent	—	7.3	—	—	—	—	7.3	—	7.3
Transactions with non-controlling interests	—	—	—	—	—	—	—	3.1	3.1
Share-based compensation expense	—	5.0	—	—	—	—	5.0	—	5.0
Balance as of September 30, 2026	$34.9	$115.5	$188.8	$(7.2)	$2.1	$4.1	$338.2	$8.0	$346.2

See accompanying notes to the Consolidated Financial Statements.

INNIO N.V.
Consolidated Statements of Cash Flows
(Unaudited)

		Nine Months Ended September 30,
(in millions of $)	Notes	2026	2025
Net income		$83.3	$136.9
Adjustments to reconcile net income to cash from operating activities
Depreciation of property, plant, and equipment	6	50.6	41.4
Amortization of intangible assets	5	66.8	71.8
Foreign currency losses (gains)		37.2	(11.3)
Amortization of operating lease right-of-use assets		17.6	13.0
Loss from repurchase of sale and lease back		—	4.6
Other non-cash expense (income)		55.5	20.5
Changes in assets and liabilities
Accounts receivable		(48.6)	(34.1)
Inventories		(484.6)	(149.3)
Prepaid expenses		(66.7)	(66.0)
Accounts payable		283.9	37.6
Contract liabilities		797.0	344.7
Accrued liabilities		29.7	(16.5)
All other assets and liabilities		(80.2)	(83.9)
Net cash provided by operating activities		741.5	309.4
Additions to property, plant, and equipment	6	(187.3)	(67.6)
Additions to intangible assets		(11.8)	(14.0)
Acquisitions, net of cash acquired	4	(44.6)	—
All other investing activities		0.4	2.4
Net cash used for investing activities		(243.3)	(79.2)
Repayment of loans and borrowings		(7.3)	(4.5)
Proceeds from loans and borrowings		—	35.2
Proceeds / (payments) from supplier finance programs, net	9	41.0	51.1
Payments for obligations from finance lease and sale-and-leaseback transactions		(7.8)	(3.4)
Payments on repurchase of sale and lease back		—	(52.6)
Proceeds from contribution from non controlling interest		3.1	10.6
Transaction costs related to new loans and refinancing of existing loans		(7.1)	—
All other financing activities		(2.8)	(2.1)
Net cash provided by financing activities		19.1	34.3
Effect of currency exchange rate changes on cash and cash equivalents		(11.0)	16.4
Increase in cash and cash equivalents		506.3	280.9
Cash and cash equivalents at the beginning of the period		689.5	378.5
Cash and cash equivalents at the end of the period		$1,195.8	$659.4

Supplemental disclosure of cash flows information
Cash paid during the period for interest		(131.3)	(127.0)
See accompanying notes to the Consolidated Financial Statements.

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
1.The Equipment segment designs, manufactures, and sells new engines, product-related equipment and related solutions addressing data center, power solutions, and compression business lines.
2.The Services segment provides aftermarket services through an engine's lifecycle, including long-term service agreements, spare parts, overhauls, remanufacturing of engines and components, digital solutions, and service-related activities.
1.2. Reorganization. On September 26, 2025, the Company completed a reorganization of its legal entity structure, whereby the accounting predecessor INNIO Group Holding GmbH became an indirect wholly-owned subsidiary of INNIO Holding GmbH. The Reorganization was accounted for as a transaction under common control and reflected prospectively from the date of transfer. See our audited Consolidated Financial Statements for the year ended December 31, 2025, as disclosed in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with our IPO (the "Prospectus").
On June 3, 2026, INNIO Holding GmbH was converted, without interruption of its existence as legal entity, from a German limited liability company (Gesellschaft mit beschränkter Haftung) into INNIO Group Holding B.V., a Dutch private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid). Following such conversion, the nominal value of the then 25,000 outstanding common shares in INNIO Group Holding B.V. was reduced to €0.04, and 749,975,000 new common shares were issued to our Principal Shareholder. Thereafter, without interruption of its existence as legal entity, INNIO Group Holding B.V. was converted into a public company under Dutch law (naamloze vennootschap), and our legal name changed to INNIO N.V. Refer to Note 23 – Earnings (loss) per share for more information.
1.3. Basis of presentation. The unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statement and present the historical results of operations, comprehensive income (loss) and changes in equity for the three and nine months ended September 30, 2026 and 2025, the financial position as of September 30, 2026 and December 31, 2025 and cash flows for the nine months ended September 30, 2026 and 2025. Certain information related to our significant accounting policies and note disclosures have been condensed or omitted. In the opinion of management, the unaudited Consolidated Financial Statements for the interim periods presented include all adjustments necessary to present a fair statement of the results for such interim periods. These unaudited Consolidated Financial Statements should be read in conjunction with our annual audited Consolidated Financial Statements, related notes and significant accounting policies for the fiscal year ended December 31, 2025, as disclosed in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with our IPO (the "Prospectus"). The unaudited Consolidated Financial Statements are presented in millions of U.S. dollars ("USD"), unless otherwise stated. Certain amounts may not sum due to rounding and percentages are calculated based on underlying amounts expressed in millions. Amounts that are non-zero but round to zero at the presented level of precision are shown as "$0.0", whereas amounts with a value of zero are presented as "$—".

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
Estimates are used for, but are not limited to, determining the point in time when control transfers to the customer for revenues, contract margins and costs to complete the project when applying the percentage-of-completion method for revenues, recognition and measurement of warranty obligations, impairment assessments of goodwill and indefinite‑lived intangible assets, contingent consideration liabilities, fair‑value measurements, and the recognition and measurement of deferred tax asset valuation allowances.
For further information on our significant accounting policies, please refer to our annual audited Consolidated Financial Statements for the fiscal year ended December 31, 2025, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with our IPO (the "Prospectus").
1.5 Equity method investments. Equity method investments represent investments in entities over which the Company has the ability to exercise significant influence, but not control. The initial investments in these entities are recorded at cost and subsequently adjusted for the Company's proportionate share of the investees' net income or losses. Where the Company executes transactions with its equity method investments, its proportionate share in any profits or losses of an equity method investment is eliminated until realization of the related profit and losses by the investee. Dividends received from equity method investees reduce the carrying amount of investment when received and do not impact the Company's earnings. Equity method investments are assessed for other-than-temporary impairment when indicators suggest that its carrying amount may not be recoverable. Investments are presented within Other non-current assets in the consolidated statements of financial position and the Company's share of the results from these investments is reported in consolidated statements of operations within Other (income) expense - net.
As of September 30, 2026, the Company's equity method investments balance consists of a 24.9% interest in Nordic (Luxembourg) S.à r.l. ("Nordic LuxCo"). The equity method investment is recognized in Other non-current assets in the consolidated statements of financial position. The loss from equity method investments for the three and nine months ended September 30, 2026 was $1.1 million and $1.9 million, respectively. Refer to Note 26 – Related party transactions and Note 27 – Variable interest entities for further information.
1.6. Recently adopted accounting standards.
Financial instruments - Credit losses (ASU 2025-05, Topic 326). In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, which amends ASC 326-20 to provide a practical expedient that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Beginning fiscal 2026, the Company adopted ASU 2025-05 and applied the practical expedient, which did not have a material impact on the Consolidated Financial Statements or disclosures.
1.7. Accounting standards issued but not yet adopted.
Disaggregation of income statement expenses (ASU 2024-03, Subtopic 220-40). In November 2024, the FASB issued ASU 2024-03, which requires tabular disaggregation of specified natural expense categories (for example, employee compensation, depreciation, amortization of intangibles, and inventory-related costs) that are included in income statement captions such as cost of sales and SG&A. The amendments are effective for annual periods beginning after December 15, 2026 (calendar year 2027), with interim periods beginning after December 15, 2027. The Company is evaluating the impact; no recognition or measurement changes are expected, but note disclosure may expand upon adoption.

Derivatives and hedging (ASU 2025‑09, Topic 815). In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which makes targeted amendments to hedge accounting guidance intended to better align accounting with entities’ risk management activities and to clarify certain aspects of cash flow, fair value, and net investment hedges. The amendments are effective for fiscal years beginning after December 15, 2026 for public business entities and after December 15, 2027 for all other entities, with early adoption permitted. The Company will apply clarifications in the amendments on its hedge accounting policies and strategy; no recognition or measurement changes are expected on adoption.
Government grants (ASU 2025-10, Topic 832). In December 2025, the FASB issued ASU 2025-10, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. The amendments are effective for fiscal years beginning after December 15, 2028, with early adoption permitted. The Company is evaluating the impact of these amendments.
Environmental Credits and Environmental Credit Obligations (ASU 2026-02, Topic 818). In May 2026, the FASB issued ASU 2026-02, which adds guidance to ASC 818 on the recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendments are effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of these amendments.
All other ASUs' issued but not yet adopted were assessed and determined that they either were not applicable or were not expected to have a material impact on our financial statements.
Note 2. Revenue from contracts with customers
Disaggregation of sales. The Company’s sales are disaggregated by geographic market and by type as follows for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
(in millions of $)	Equipment	Service	Total
Germany	30.1	52.0	82.1
Total Europe	102.0	170.7	272.7
United States	590.1	101.7	691.8
Total North America	595.1	120.4	715.5
Rest of World	80.5	99.2	179.7
Total	777.6	390.3	1,167.9

	Three Months Ended September 30, 2025
(in millions of $)	Equipment	Service	Total
Germany	21.2	48.6	69.8
Total Europe	223.2	161.6	384.8
United States	98.5	58.8	157.3
Total North America	104.4	78.4	182.8
Rest of World	89.8	85.3	175.1
Total	417.4	325.3	742.7

The Company’s sales are disaggregated by geographic market and by type as follows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
(in millions of $)	Equipment	Service	Total
Germany	76.8	159.8	236.6
Total Europe	333.9	517.9	851.8
United States	1,090.9	245.2	1,336.1
Total North America	1,115.7	305.0	1,420.7
Rest of World	219.7	282.0	501.7
Total	1,669.3	1,104.9	2,774.2

	Nine Months Ended September 30, 2025
(in millions of $)	Equipment	Service	Total
Germany	68.5	149.3	217.8
Total Europe	376.0	461.6	837.6
United States	341.8	159.7	501.5
Total North America	356.7	215.1	571.8
Rest of World	249.0	237.8	486.8
Total	981.7	914.5	1,896.2
Revenues from customers are attributed to geographic areas based on the end customer's location when known at the time of revenue recognition. In case of stock orders by distributors or packagers where the end customer location is not known at the time of the sale, the ship to location is used. Information is aggregated as Europe, North America and Rest of World.
Remaining Performance Obligations
As of September 30, 2026, the Company entered into contracts with customers for which revenue has not been recognized as the performance obligations have not yet been satisfied. The amount of unsatisfied performance obligations is $10.9 billion, with approximately 71% of the amount expected to be recognized in the 24 months following September 30, 2026. The Company expects to recognize this revenue as the remaining performance obligations are satisfied.
Note 3. Segment reporting
Effective December 2025, the Company realigned its internal reporting structure to reflect changes in how the Chief Operating Decision Maker ("CODM") reviews budgets and forecasts, operating results, evaluates performance and allocates resources. As a result, the Company now manages its business in two reportable segments: (i) Equipment and (ii) Services.
•The Equipment Segment designs, manufactures, and sells new Jenbacher and Waukesha engines, project-related equipment, and related solutions. Equipment segment revenues are further disaggregated by end market into Data Center, Power Solutions, and Compression, consistent with how the CODM evaluates performance across key markets.
•The Services Segment provides aftermarket services through an engine's lifecycle, including long-term service agreements, spare parts, overhauls, remanufacturing of engines and components, digital solutions, and other service-related activities.
Prior to December 2025, the Company’s internal management reporting was prepared in accordance with International Financial Reporting Standards ("IFRS"). For purposes of these Consolidated Financial Statements, segment information for the three months and nine months ended September 30, 2025, has been converted to U.S. GAAP and revised to be consistent with the aforementioned modified segment organization and reporting structure, as well as the Company’s presentation currency.

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
Certain corporate functions, including Group Management, which also comprises Executive Consultancy activities, as well as Compliance, Communication, Group Treasury, Transformation and Legal, are not allocated to operating segments and are reported as unallocated corporate costs. Other shared costs may be allocated to segments based on usage, when applicable, in a manner consistent with the CODM reporting package.
Revenues are reported for the Equipment and Service groupings described above; sub-unit information is presented where it is regularly provided to the CODM.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of $)	2026	2025	2026	2025
Equipment revenue
Data Center	463.0	38.5	802.4	208.7
Power Solutions	239.4	326.8	681.1	622.6
Compression	75.2	52.1	185.8	150.4
Total equipment revenue	777.6	417.4	1,669.3	981.7
Service revenue
Transactional	268.8	218.0	711.0	582.8
Contractual	121.5	107.3	393.9	331.7
Total service revenue	390.3	325.3	1,104.9	914.5
Total revenue	1,167.9	742.7	2,774.2	1,896.2
Contractual Service Agreements (“CSAs”), which cover parts and labor, and Material Stream Agreements (“MSAs”), which cover parts only, together comprise our long-term service agreements ("LSAs"). LSAs and digital solutions including myPlant together form Contractual Services. Transactional services cover transactional parts and labor, overhaul and repair, engine conversions, modifications and upgrades ("CM&U") and commissioning.
There are no intersegment revenues in the periods presented.
The following expense categories are regularly reviewed by the CODM and are included in the determination of Adjusted Segment EBITDA:
•Cost of goods and services sold, including materials and components, direct manufacturing labor, warranty provisions, cost of quality, logistics and freight, other variable costs, manufacturing variances from standard costs, and variable factory overhead.
•Selling, general & administrative expenses, including selling, marketing, and segment-level administrative costs.

•Research and development expenses, and
•Other segment items, primarily consisting of other operating income or expense, non-significant cost categories, and limited management adjustments reviewed by the CODM.
Selected financial information for each segment is as follows:

	Three Months Ended September 30, 2026
(in millions of $)	Equipment	Service	Total from Reportable Segments
Total revenue	777.6	390.3	1,167.9
Less: Significant segment expenses regularly provided to the CODM (a)
Cost of goods and services sold	(580.4)	(219.8)	(800.2)
Research and development	(20.9)	(11.3)	(32.2)
Selling, general and administrative expenses	(59.9)	(49.8)	(109.7)
Depreciation and amortization	14.4	11.8	26.2
Other non-cash items (b)	1.5	1.0	2.5
Management adjustments (c)	0.8	1.4	2.2
Other segment items (d)	(0.3)	0.1	(0.2)
Adjusted Segment EBITDA (e)	132.8	123.7	256.5

	Three Months Ended September 30, 2025
(in millions of $)	Equipment	Service	Total from Reportable Segments
Total revenue	417.4	325.3	742.7
Less: Significant segment expenses regularly provided to the CODM (a)
Cost of goods and services sold	(310.6)	(191.5)	(502.1)
Research and development	(15.6)	(14.7)	(30.3)
Selling, general and administrative expenses	(41.8)	(46.2)	(88.0)
Depreciation and amortization	12.5	15.6	28.1
Other non-cash items (b)	1.3	1.0	2.3
Management adjustments (c)	0.2	0.8	1.0
Other segment items (d)	2.3	(0.2)	2.1
Adjusted Segment EBITDA (e)	65.7	90.1	155.8

	Nine Months Ended September 30, 2026
(in millions of $)	Equipment	Service	Total from Reportable Segments
Total revenue	1,669.3	1,104.9	2,774.2
Less: Significant segment expenses regularly provided to the CODM (a)
Cost of goods and services sold	(1,242.8)	(622.0)	(1,864.8)
Research and development	(60.1)	(32.9)	(93.0)
Selling, general and administrative expenses	(180.4)	(150.1)	(330.5)
Depreciation and amortization	41.5	37.0	78.5
Other non-cash items (b)	4.8	3.2	8.0
Management adjustments (c)	1.4	2.9	4.3
Other segment items (d)	0.7	0.4	1.1
Adjusted Segment EBITDA (e)	234.4	343.4	577.8

	Nine Months Ended September 30, 2025
(in millions of $)	Equipment	Service	Total from Reportable Segments
Total revenue	981.7	914.5	1,896.2
Less: Significant segment expenses regularly provided to the CODM (a)
Cost of goods and services sold	(708.1)	(529.7)	(1,237.8)
Research and development	(39.4)	(37.4)	(76.8)
Selling, general and administrative expenses	(115.1)	(127.1)	(242.2)
Depreciation and amortization	34.3	41.7	76.0
Other non-cash items (b)	3.5	2.5	6.0
Management adjustments (c)	0.4	1.7	2.1
Other segment items (d)	2.8	(0.1)	2.7
Adjusted Segment EBITDA (e)	160.1	266.1	426.2
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
(d) Other segment items represent the residual components of the CODM measure of segment profit that are not otherwise separately disclosed as revenue or significant expense categories. It primarily includes Other operating (income) expense - net and other non-significant cost categories (including certain shared or allocated costs included in segment results) that are reviewed by the CODM in aggregate (e.g., foreign currency transaction gains and losses, gains and losses on asset disposals, and miscellaneous operating items).
(e) Adjusted Segment EBITDA is the CODM’s segment profit measure. Corporate/unallocated costs ("HQ") are not included in Adjusted Segment EBITDA and are presented in the reconciliation to consolidated Net income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of $)	2026	2025	2026	2025
Total Adjusted Segment EBITDA	256.5	155.8	577.8	426.2
Unallocated corporate costs (HQ & other not included in Adjusted Segment EBITDA)	(11.1)	(11.6)	(37.6)	(24.0)
Acquisition and Divestment related gains (losses) - net	(1.7)	(0.6)	(2.4)	(1.0)
Transaction costs	(0.1)	(0.1)	(4.7)	(0.1)
Transformation costs	(2.0)	(2.7)	(7.3)	(8.4)
IPO and Public market readiness costs	(2.5)	(4.8)	(93.6)	(4.9)
Share-based compensation	(3.9)	—	(5.0)	—
Management adjustments	(10.2)	(8.2)	(113.0)	(14.4)
Other non-cash items	(2.5)	(2.3)	(8.0)	(6.0)
Depreciation and amortization	(39.1)	(41.1)	(117.4)	(113.2)
Other income (expense) - net	4.0	(3.3)	10.9	(1.8)
Interest expense and related financing costs - net	(46.9)	(34.9)	(170.6)	(84.9)
Income tax expense	(41.5)	(14.9)	(58.8)	(45.0)
Net income (loss)	109.2	39.5	83.3	136.9
Management adjustments include the following breakdowns, and are reviewed by the CODM:
•Acquisition and divestment related gains and losses incurred in connection with planned and completed acquisitions, including legal and professional fees. Contingent consideration arrangements (earn-outs) relate to specific acquisitions.
•Transaction costs include legal and professional fees related to legal reorganization, as well as adapting INNIO's financing structure.
•Transformation costs include costs in a given year incurred in relation to significant organizational change initiatives, including capacity expansion initiatives. This includes the ramp up of our business transformation efforts to support our capacity expansion initiatives to strengthen internal manufacturing and supply chain foundations, supported by dedicated third-party expertise to accelerate the capacity uplift. Costs also include those associated with streamlining management structures, processes and operational performance.
•IPO and Public market readiness costs that the Company incurs to implement financial statements in US GAAP, including: implementing SOX-compliant internal controls, improving processes and organization required for public US markets, bonuses linked to successful public offering including long-term incentive plans, and legal and advisory fees related to INNIO's IPO. During the nine months ended September 30, 2026, the Company incurred the following costs:

•Long-term incentive program 2023	$61.5 million
•Costs related to financial statements in US GAAP and comfort letter costs related to S1 filing	$18.8 million
•Others	$5.9 million
•Advisory fees	$4.6 million
•Legal fees	$2.8 million
•Share-based compensation represents RSUs awarded under the 2026 Incentive Award Plan.
Assets by segment are not disclosed because such information is not regularly reviewed by the CODM in allocating resources or assessing segment performance.
Note 4. Business Combinations
On September 30, 2026, the Company completed the acquisition of 100% of the issued and outstanding equity interests of Enerflex Service PTY Ltd., PT. Enerflex and Exterran (Thailand) Ltd. (the "Enerflex Asia Pacific aftermarket business"), which operates principally in three countries and eight locations providing aftermarket services, including long-term service agreements, to the oil and gas industry. The aggregate consideration transferred was approximately $61.6 million (including $17.0 million cash acquired), funded from cash on hand. The acquisition was accounted for as a business combination in accordance with ASC 805.
The acquisition was completed on the last day of the Company's interim reporting period. Accordingly, the assets acquired and liabilities assumed are reflected in the Company's Consolidated Statements of Financial Position as of September 30, 2026, and the related cash outflows are reflected within investing activities in the Company's Consolidated Statements of Cash Flows. As the acquisition closed on the period-end date, the results of operations of the acquired business were not included in the Company's Consolidated Statements of Operations or operating cash flows for the three and nine months ended September 30, 2026.
Due to the timing of the acquisition, the fair values of net assets acquired, including goodwill, have not been finalized and are therefore subject to change as additional information about the assets and liabilities existing as of the acquisition date is obtained during the measurement period. The preliminary fair value estimates are based on management’s best estimates and assumptions. These amounts are subject to change during the measurement period as additional information becomes available regarding facts and circumstances that exist at the acquisition date.
Transaction costs associated with the acquisition amounted to $3.8 million. These costs were expensed as incurred and are included within selling, general and administrative expenses in the Company's Consolidated Statements of Operations. During the fiscal year 2026, acquisition related transaction costs were $0.9 million, and $2.1 million for the three and nine months ended September 30, 2026 and included expenses associated with professional services.
Note 5. Goodwill and intangible assets
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2026:

	2026
(in millions of $)	Equipment	Services	Total
Balance as of January 1,	618.8	1,067.8	1,686.6
Acquisitions	—	22.2	22.2
Foreign currency effect	(15.4)	(26.6)	(42.0)
Balance as of September 30,	603.4	1,063.4	1,666.8

Intangible assets:

	September 30, 2026
(in millions of $)	Gross carrying amount	Accumulated amortization	Net
Customer relationships	884.0	(496.8)	387.2
Capitalized development costs	463.3	(352.2)	111.1
Trade names & trademarks (indefinite)	201.5	—	201.5
Developed technology	0.8	(0.6)	0.2
Total (1)	1,549.6	(849.6)	700.0
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
Amortization expense of definite-lived intangible assets amounted to $22.1 million and $26.4 million for the three months ended September 30, 2026, and 2025, and $66.8 million and $71.8 million for the nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026, the Company did not identify any reporting units or indefinite-lived intangibles that required an impairment test.
Note 6. Property, plant and equipment - net
Property, plant and equipment - net is comprised of the following:

(in millions of $)	September 30, 2026	December 31, 2025
Property, plant, and equipment - original cost	1,051.7	881.2
Accumulated depreciation	(380.7)	(340.8)
Total Property, plant, and equipment - net	671.0	540.4
Depreciation related to property, plant and equipment amounted to $17.0 million and $14.7 million for the three months ended September 30, 2026 and 2025, and $50.6 million and $41.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Finance lease right-of-use ("ROU") assets had a net carrying amount of $21.6 million and $17.0 million as of September 30, 2026 and December 31, 2025, respectively.
Note 7. Leases
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

(in millions of $)	September 30, 2026	December 31, 2025
Current portion of operating lease liability	24.3	18.4
Non-current portion of operating lease liability	74.0	50.9
Total operating lease liability	98.3	69.3
Finance lease ROU assets are included within Property, plant and equipment - net in the consolidated statement of financial position. The current portion of finance lease liabilities is included in Other current liabilities, and the long-term portion is included in Other non-current liabilities in the consolidated statements of financial position.

(in millions of $)	September 30, 2026	December 31, 2025
Current portion of finance lease liability	4.2	2.7
Non-current portion of finance lease liability	18.2	15.1
Total finance lease liability	22.4	17.8
The break out of the Company's lease expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of $)	2026	2025	2026	2025
Operating lease expense	7.4	5.4	20.9	14.9
Short term lease expense	0.8	0.1	1.5	0.3
Finance leases - amortization	1.2	0.5	3.0	1.1
Finance leases - interest	0.3	0.2	0.9	0.5
Total lease expense	9.7	6.2	26.3	16.8
No variable lease expense was incurred for the three and nine months ended September 30, 2026 and 2025.
Note 8. Long-term debt - current and non-current
The Company's current and non-current portions of long-term debt are comprised of the following:

(in millions of $)	September 30, 2026	December 31, 2025
Long-term debt - net	2,596.1	2,647.4
Current portion of Long-term debt -net	15.2	11.4
Total	2,611.3	2,658.8
Unamortized issuance costs deducted from debt were $8.8 million and $14.0 million as of September 30, 2026 and December 31, 2025, respectively.

Available facilities as of September 30, 2026 are:

Facility drawn	Nominal Amount (a)	Currency	Rate / Margin (b)	Maturity
Term Loan B – EUR	1,100.0	EUR	Euribor + 1.75% (0% floor)	11/2/2031
Term Loan B – USD	1,339.5	USD	SOFR + 1.75% (0% floor)	11/2/2031
Term Facility - CAD	49.0	CAD	CORRA + 1.36%	9/25/2030
Facility undrawn
Revolving Credit Facility (RCF)	210.0	EUR	SOFR/Euribor + 2.00%	5/2/2031
Ancillary Facility – ERSTE Bank (c)	40.0	EUR	SOFR/Euribor + 2.00%	7/31/2027
Ancillary Facility – HELABA	50.0	EUR	SOFR/Euribor + 2.00%	5/2/2031

(a) Nominal amounts without principal amortization payments.
(b) The table includes the conditions as of September 30, 2026 and loans bear variable interest rates based on Secured Overnight Finance Rate ("SOFR"), Euro Interbank Offered Rate ("EURIBOR") or Canadian Overnight Repo Rate Average (''CORRA'') plus applicable margins depending on the leverage ratios.

(c) $39.7 million of the ERSTE Bank ancillary facility line was temporarily allocated to the supplier finance program as of September 30, 2026.
Interest expense on loans & borrowings (including the effect of hedging) were $32.1 million and $26.8 million for the three months ended September 30, 2026 and 2025 and $101.0 million and $82.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Amortization of issuance costs and debt extinguishment costs were $0.9 million and $1.0 million for the three months ended September 30, 2026 and 2025 and $8.7 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively.
The following table summarizes the undiscounted future cash outflows of the Company’s long-term debt including interest:

(in millions of $)	2026	2027	2028	2029	2030	Thereafter	Total
Principal	3.8	15.8	14.6	14.7	44.8	2,526.4	2,620.1
Interest	32.6	128.9	128.5	127.3	126.2	104.5	648.0
Total	36.4	144.7	143.1	142.0	171.0	2,630.9	3,268.1
On February 16, 2026, the Company amended the SFA and refinanced the Facility B2. Following the amendment, commitments under the Facility B (EUR) and Facility B (USD) were €1,100.0 million and $1,339.5 million, respectively. The amendment lowered the margin of Facility B (EUR) and Facility B (USD) to 2.5% and 2.0%, which resulted in effective margins used to amortize debt issuance costs of 2.56% and 2.06%, respectively (please refer above for the structure of effective interest rate). As a result of the amended SFA, the facilities will mature on November 2, 2031. The Euro-denominated loan facility is to be repaid at maturity, the U.S. dollar-denominated facility requires quarterly installment payments of $3.3 million beginning mid-2026.
Upon the closing of the IPO on June 5, 2026, the margin (at each level of the margin ratchet) applicable to the Term Loan B facilities and the RCF was reduced by 0.50% per annum (subject to a minimum floor of 1.75% applicable to Consolidated Term Loan B – USD only). The applicable margins for Term Loan B – EUR, Term Loan B – USD and RCF are determined by reference to the Performance Ratio and remain subject to reduction upon deleveraging of the Performance Ratio in accordance with the margin ratchet provisions in the SFA. As of September 30, 2026, €1,100.0 million and $1,332.8 million were outstanding under Term Loan B – EUR and Term Loan B – USD, respectively, and the applicable margin for each facility was 1.75%.

The Company evaluated the February 16, 2026 refinancing under ASC 470-50, Debt - Modifications and Extinguishments, to determine whether the transaction represented a debt modification or extinguishment. This evaluation was performed on a lender-by-lender basis and considered changes in lender participation and whether changes in terms were substantial. For lenders that exited the syndicate, the refinancing was accounted for as a debt extinguishment, and the related unamortized debt issuance costs were expensed. For lenders that reduced their commitments, a proportionate amount of previously capitalized financing costs was expensed. For continuing lenders whose modified terms did not result in a change in the present value of future cash flows exceeding 10%, the refinancing was accounted for as a debt modification, with third-party fees expensed.
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
The Company also has access to a revolving credit facility ("RCF") and ancillary facilities.
In June 2026, the Company executed an amend and extend transaction for the RCF of $225 million and the €250 million guarantee facility. The RCF was increased and redenominated from $225.0 million (comprising of $140.0 million RCF, $45.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale, as well as a $40.0 million ancillary facility with Erste Group Bank AG) to €300.0 million (comprising of €210.0 million RCF, €50.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale, as well as a €40.0 million ancillary facility with Erste Group Bank AG).
As part of the transaction, the maturity of the €250.0 million guarantee facility, the €210.0 million RCF and the €50.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale was extended from May 2028 to May 2031. As a result of the refinancing, the Company incurred total new financing costs of $3.8 million in the nine months ended September 30, 2026, ($0.5 million incurred in the 3 months to ended September 2026) which were capitalized in accordance with the ASC 470 assessment and will be amortized over the facility term.
Separately in June 2026, the maturity of the €40.0 million ancillary facility with Erste Group Bank AG was extended from July 2026 to July 2027 (subject to annual extension).
The RCF is subject to an annual commitment fee equal to 30% of the applicable revolving facility margin, calculated on the undrawn amount of the RCF.
The Company's borrowings are primarily secured by a pledge of shares in subsidiaries, liens over the Company’s bank accounts along with certain assets of the Company, mainly relating to the North American subsidiaries. The total assets pledged as collateral in connection with the Company’s borrowing arrangements were:

(in millions of $)	September 30, 2026	December 31, 2025
Cash and cash equivalents	798.6	430.4
Accounts receivable - net	149.7	78.4
Inventories	512.5	221.4
Other current assets	20.8	8.4
Property, plant, and equipment - net	148.9	106.3
Intangible assets - net	26.1	27.8
Other non-current assets	18.6	10.0
Total	1,675.2	882.7

The Company was in compliance with all applicable financial covenants as of September 30, 2026 and December 31, 2025. In the event of non-compliance with the financial covenants or the occurrence of an event of default under the Senior Facilities Agreement ("SFA"), the lenders may, at their discretion, exercise remedies available under the agreement, including acceleration of outstanding borrowings. Fees related to the unused portions of the facilities were not material for the nine months ended September 30, 2026 and 2025.
Note 9. Obligations under supplier finance programs
The Company maintains supplier finance arrangements (also referred to as “reverse factoring”) with certain financial institutions to facilitate early payment to participating suppliers. The Company's payment terms with these suppliers, which are considered to be commercially reasonable, generally extend up to 180 days.
INNIO N.V. and other subsidiaries provide a guarantee in connection with these supplier finance arrangements. No additional assets are pledged as collateral. The settlement terms for trade payables subject to these programs are consistent with the Company's standard payment terms.
As of September 30, 2026 and December 31, 2025, the amount of obligations outstanding that the Company has confirmed as valid to the participating financial institutions under supplier finance programs were $192.4 million and $157.0 million, respectively.
Note 10. Warranty provisions
The Company recognizes warranty provisions for the estimated costs of fulfilling its warranty obligations. Warranty provisions are categorized as either general or specific.
Warranty provisions are presented within the Company's other current liabilities and other non-current liabilities in the consolidated statements of financial position. Warranty provisions were $59.9 million and $60.8 million as of September 30, 2026 and December 31, 2025, respectively.
Standard warranty coverage generally ranges from 12 to 36 months from delivery or commissioning, depending on the product line, and provisions reflect the estimated costs over the applicable coverage period.

(in millions of $)	2026	2025
Balance as of January 1,	60.8	55.1
Current year provisions	20.7	20.1
Expenditure	(14.2)	(13.6)
Other changes	(7.4)	2.3
Balance as of September 30,	59.9	63.9
current	24.1	21.4
non-current	35.8	42.5
Note 11. Employee benefits
The Company operates defined benefit plans in Austria and in certain other jurisdictions.
Defined Benefit Plans
As of September 30, 2026 and December 31, 2025, the net defined benefit liability was $29.2 million and $31.6 million, respectively, and is included within employee benefits in Note 20 – Other liabilities. The net liability from defined benefit plans is recorded in Other liabilities in the consolidated statements of financial position.
The Company expects to make the following benefit payments under its defined benefit plans in Austria for the next five fiscal years and in aggregate for the five fiscal years afterwards: approximately $0.8 million in 2026, $0.7 million in 2027, $1.3 million in 2028, $1.6 million in 2029, $3.3 million in 2030, and $13.9 million in the period 2031 through 2035.

Defined Contribution Plans
The Company operates defined contribution plans in Austria, in the United States and in certain other jurisdictions.
The cost incurred related to the Company's defined contribution plans in Austria amounted to $10.3 million and $8.8 million for the three months ended September 30, 2026 and 2025, and $33.8 million and $28.7 million for the nine months ended September 30, 2026 and 2025, respectively.
The cost incurred related to the Company's defined contribution plans in the United States amounted to $0.9 million and $0.6 million for the three months ended September 30, 2026 and 2025, and $5.2 million and $3.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 12. Derivative instruments and hedge accounting
The Company uses derivative financial instruments, primarily interest rate swap contracts and foreign currency forward contracts to manage its exposure to interest rate and exchange rate risks.

	September 30, 2026
(in millions of $)	Notional amount	Derivative assets		Derivative liabilities
		Other current assets	Other non-current asset	Other current liabilities	Other non-current liabilities
Interest rate swaps (Euribor)	874.3	—	17.9	—	—
Interest rate swaps (SOFR)	945.0	—	22.0	—	—
Total - Interest rate swaps	1,819.3	—	39.9	—	—
Foreign currency hedges	2,121.5	—	—	(31.8)	(17.2)
Total - Foreign currency hedges	2,121.5	—	—	(31.8)	(17.2)
Total	3,940.8	—	39.9	(31.8)	(17.2)

	December 31, 2025
(in millions of $)	Notional amount	Derivative assets		Derivative liabilities
		Other current assets	Other non-current asset	Other current liabilities	Other non-current liabilities
Interest rate swaps (Euribor)	904.8	—	0.1	—	(2.5)
Interest rate swaps (SOFR)	945.0	—	—	—	(4.8)
Total - Interest rate swaps	1,849.8	—	0.1	—	(7.3)
Foreign currency hedges	926.7	3.7	—	(0.3)	(0.3)
Total - Foreign currency hedges	926.7	3.7	—	(0.3)	(0.3)
Total	2,776.5	3.7	0.1	(0.3)	(7.6)
As of September 30, 2026, the Company had interest rate swaps designated as cash flow hedges of variable-rate borrowings (for further information on borrowings, refer to Note 8 – Long-term debt - current and non-current). The objective of these cash flow hedges is to convert variable interest payments into fixed interest payments.

As of September 30, 2026, the Company had foreign exchange forward contracts designated as cash flow hedges of the Group’s USD-denominated intercompany revenues and revenue contracts with external customers. The program started in August 2025, with the objective to hedge the variability in the forecasted revenues due to the foreign currency fluctuation risks associated with the specific forecasted USD revenues. The hedged transactions are the Company’s discrete milestone sales, in an amount equal to the forward’s USD notional value, that are expected to occur on the forward's maturity date. However, due to certain contractual milestones, they may occur at a later date, but will occur during the life of the contract.
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
Amounts deferred in Accumulated other comprehensive income (loss) for the interest rate hedge accounting were reclassified to the consolidated statement of operations as follows:

	Nine Months Ended September 30,
(in millions of $)	2026	2025
Gains (losses) recognized in OCI	49.6	(6.5)
Reclassified to interest expense	(2.4)	1.0
The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income at the reporting date that is expected to be reclassified into earnings within the next 12 months amounted to $(0.4) million as of September 30, 2026.
The following table represents the amounts recognized in the statement of operation for the foreign currency hedge accounting, started in August 2025:

	Nine Months Ended September 30,
(in millions of $)	2026	2025
Gains (losses) recognized in OCI	(43.2)	6.0
Recycled to revenue	(0.2)	(0.1)
Changes in spot-forward differential	18.8	1.9
Changes in spot-forward differential are recognized in the consolidated statement of operation. Spot rate changes during the period are reclassified to the consolidated statement of operation.
The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income at the reporting date that is expected to be reclassified into earnings within the next 12 months amounted to $(18.9) million as of September 30, 2026.
The Company did not discontinue any cash flow hedges during the nine months ended September 30, 2026 or 2025.

Offsetting
Derivative instruments subject to master netting agreements are presented in the following table:

	September 30, 2026
(in millions of $)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statements of Financial Position	Gross Amounts Not Offset in the Statements of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received
Derivative assets	39.9	—	39.9	—	—	39.9
From which interest hedges	39.9	—	39.9	—	—	39.9
From which FX hedges	—	—	—	—	—	—
Derivative liabilities	(49.0)	—	(49.0)	—	—	(49.0)
From which interest hedges	—	—	—	—	—	—
From which FX hedges	(49.0)	—	(49.0)	—	—	(49.0)

	December 31, 2025
(in millions of $)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statements of Financial Position	Gross Amounts Not Offset in the Statements of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received
Derivative assets	3.8	—	3.8	(0.2)	—	3.6
From which interest hedges	0.1	—	0.1	—	—	0.1
From which FX hedges	3.7	—	3.7	(0.2)	—	3.5
Derivative liabilities	(7.9)	—	(7.9)	0.2	—	(7.7)
From which interest hedges	(7.3)	—	(7.3)	—	—	(7.3)
From which FX hedges	(0.6)	—	(0.6)	0.2	—	(0.4)
The Company’s assets and liabilities measured at fair value on a recurring basis are disclosed in Note 25 – Fair value disclosures.
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
As a result, the impact of credit valuation adjustments ("CVA") and debit valuation adjustments ("DVA") on the fair value of derivative instruments was not material, and no such adjustments were recognized. The Company did not enter into any derivative instruments that include credit-risk related to contingent features.

No cash collateral was posted or received under derivative contracts as of September 30, 2026 or December 31, 2025. Hedge effectiveness is assessed on a prospective and retrospective basis in accordance with ASC 815. No hedge ineffectiveness was posted during the nine months ended September 30, 2026 or 2025.
Note 13. Inventories
Inventories are comprised of the following:

(in millions of $)	September 30, 2026	December 31, 2025
Finished goods	226.7	212.0
Raw materials and supplies	363.1	171.9
Work in process	354.4	188.5
Goods in transit	91.3	8.5
Unbilled shipments	42.7	20.3
Total inventories	1,078.2	601.2
Note 14. Prepaid expenses
Prepaid expenses are comprised of the following;

(in millions of $)	September 30, 2026	December 31, 2025
Advance payments to suppliers	156.2	99.2
Prepaid expenses, easements & rights of way	27.1	17.9
Other prepaid expenses	1.0	0.8
Total Prepaid expenses	184.3	117.9
The Company made advanced payments to suppliers to secure materials and to address other operational requirements.
Note 15. Accounts receivable - net
Accounts receivable - net is comprised of the following:

(in millions of $)	September 30, 2026	December 31, 2025
Customer receivables	272.4	212.6
Allowance for credit losses	(9.5)	(8.2)
Total accounts receivable - net	262.9	204.4
The following table provides the roll-forward of the credit loss allowances recognized for the accounts receivable not yet sold:

(in millions of $)	2026	2025
Balance as of January 1,	(8.2)	(7.8)
Changes to the current provision	(1.9)	(1.4)
Write-offs, net	0.5	1.3
Foreign currency effect	0.1	(0.4)
Balance as of September 30,	(9.5)	(8.3)

When necessary, the Company records an allowance for credit losses for individually evaluated customer accounts deemed uncollectible in accordance with ASC 326. Such individually evaluated receivables totaled $5.6 million and $5.5 million as of September 30, 2026 and December 31, 2025, respectively. Account balances are written off against the allowance for credit losses in the period in which it is determined that collection is not probable. Write-offs amounted to $0.1 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026 and December 31, 2025, the Company derecognized accounts receivable of $191.4 million and $175.2 million, respectively, in connection with its receivables factoring program that is accounted for as sales. Cash proceeds received from these transfers totaled $190.1 million as of September 30, 2026 and $173.6 million for the year ended December 31, 2025. Factoring fees recognized on receivables sold under the factoring program amounted to $0.5 million and $0.4 million for the three months ended September 30, 2026 and 2025, and $1.3 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively. The obligations related to factoring arrangements in the consolidated statements of financial position represent cash collected from customers after the transfer of trade receivables and remitted on behalf of the factors.
Note 16. Other assets
Other assets are comprised of the following:

(in millions of $)	September 30, 2026	December 31, 2025
Governmental grants	21.3	34.3
Contract assets	72.3	58.8
Non-income based tax receivables	56.3	36.8
Income tax receivables	28.4	25.2
Other	23.3	25.7
Other current assets	201.6	180.8
Operating lease right-of-use assets	97.0	68.4
Contract acquisition costs	15.7	15.3
Deferred tax assets	18.5	15.1
Derivative instruments	39.9	0.1
Equity method investments	5.4	—
Other	9.3	5.5
Other non-current assets	185.8	104.4
Note 17. Income taxes
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
The effective tax rate for the nine months ended September 30, 2026 was 41.4%, compared to 24.7% for the nine months ended September 30, 2025.
The effective tax rate increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase of the annual effective tax rate was primarily due to losses and expenses providing no income tax benefit in certain jurisdictions. For the nine months ended September 30, 2026, these losses and expenses have been driven by IPO and Public market readiness costs as well as non-deductible expenses for interests. Furthermore, an increase in the estimate for U.S. federal Foreign-Derived Deduction-Eligible Income tax deduction relative to its predecessor regime also decreased the annual effective tax rate for 2026.

The effective tax rate for the three months ended September 30, 2026 was 27.5%, compared to 27.4% for the three months ended September 30, 2025.
The effective tax rate for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is very similar. The main increasing effects on the effective tax rate for the nine months ended September 30, 2026 were incurred in the six months ended June 30, 2026 and, therefore, had limited impact for the three months ended September 30, 2026. Nevertheless, the effective tax rate for the three months ended September 30, 2026 is influenced by non deductible expenses for certain employee expenses in Austria, as discrete item a deferred tax expense for a tax rate change enacted during the period and becoming effective 2028 in Austria, is considered.
Note 18. Contract assets and contract liabilities
Contract balances were as follows:

(in millions of $)	September 30, 2026	December 31, 2025
Current	72.3	58.8
Non-current	—	—
Total Contract assets	72.3	58.8

Current	1,101.0	546.2
Non-current	497.2	269.9
Total Contract liabilities	1,598.2	816.1
Contract assets increased $13.5 million during the nine months ended September 30, 2026, primarily due to revenue recognized for satisfied performance obligations in advance of billing milestones.
Contract liabilities increased $782.1 million during the nine months ended September 30, 2026, primarily due to new collections received, offset by revenue recognized as performance obligations were satisfied. Revenue recognized that was included in the contract liability balance at the beginning of the year was $380.0 million and $226.5 million for the nine months ended September 30, 2026 and 2025, respectively. Information about the Company's performance obligations and the timing of their satisfaction is provided in Note 2 – Revenue from contracts with customers.
Note 19. Accrued liabilities
Accrued liabilities are comprised of the following:

(in millions of $)	September 30, 2026	December 31, 2025
Personnel accruals	99.9	89.0
Accrual for outstanding invoices	69.3	48.4
Accrued interest	18.3	30.5
Accrued freight expenses	12.0	9.3
Accruals for professional fees	9.6	4.8
Other accruals	6.4	4.1
Accrued liabilities	215.5	186.1

Note 20. Other liabilities
Other liabilities are comprised of the following:

(in millions of $)	September 30, 2026	December 31, 2025
Consideration payable	51.4	50.4
Non-income based tax liabilities	15.3	17.4
Provisions	25.5	23.3
Current portion of operating lease liability	24.3	18.4
Income tax liabilities	27.0	15.0
Current portion of long term debt - net	15.2	11.4
Derivative instruments	31.8	0.3
Other	22.7	17.5
Other current liabilities	213.2	153.7
Non-current portion of operating lease liability	74.0	50.9
Employee benefits	45.0	47.5
Provisions	36.2	40.1
Derivative instruments	17.2	7.6
Other	22.4	20.6
Other non-current liabilities	194.8	166.7
Interest expense related to the failed sale and leaseback liabilities amounted to $7.2 million for the nine months ended September 30, 2025. The Company settled all its outstanding failed sale and leaseback liabilities in the second half of 2025.
Note 21. Accumulated other comprehensive income (loss)
Changes in the balances for each component of accumulated other comprehensive income (loss) were as follows:

(in millions of $)	Currency translation reserve	Cash flow hedge reserve	Defined benefit plans reserve	Total

Balance as of July 1, 2025	(14.1)	(10.8)	0.4	(24.5)
Other comprehensive income (loss), net of taxes of $— million, $(0.6) million and $— million	1.5	8.5	—	10.0
Reclass from AOCI, net of taxes of $— million, $(0.2) million and $0.0 million	—	0.7	0.0	0.7
Balance as of September 30, 2025	(12.6)	(1.6)	0.4	(13.8)

Balance as of July 1, 2026	(7.5)	(10.1)	2.5	(15.1)
Other comprehensive income (loss), net of taxes of $— million, $(4.5) million and $(0.8) million	0.3	11.7	1.6	13.6
Reclass from AOCI, net of taxes of $— million, $0.3 million and $0.0 million	—	0.5	0.0	0.5
Balance as of September 30, 2026	(7.2)	2.1	4.1	(1.0)

(in millions of $)	Currency translation reserve	Cash flow hedge reserve	Defined benefit plans reserve	Total

Balance as of January 1, 2025	(51.7)	(3.3)	(0.2)	(55.2)
Other comprehensive income (loss), net of taxes of $— million, $0.2 million and $(0.3) million	39.1	(0.1)	0.6	39.6
Reclass from AOCI, net of taxes of $— million, $1.0 million and $0.0 million	—	1.8	0.0	1.8
Balance as of September 30, 2025	(12.6)	(1.6)	0.4	(13.8)

Balance as of January 1, 2026	(23.5)	(0.6)	3.5	(20.6)
Other comprehensive income (loss), net of taxes of $— million, $(3.2) million and $0.1 million	16.3	4.6	0.6	21.5
Reclass from AOCI, net of taxes of $— million, $0.7 million and $0.0 million	—	(1.9)	0.0	(1.9)
Balance as of September 30, 2026	(7.2)	2.1	4.1	(1.0)
Note 22. Commitments and guarantees
Commitments
As of September 30, 2026, the Company had contractual commitments to acquire Intangible assets totaling $27.6 million and Property, plant and equipment totaling $368.7 million.
Guarantees
The Company has provided advance payment and performance guarantees issued in favor of customers in connection with customer contracts. As of September 30, 2026, the Company determined it was not probable it would provide additional compensation under the guarantees. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that the Company could be required to make under the guarantees, issued by banks and insurance companies, was $202.5 million as of September 30, 2026. Customer guarantees backed by the guarantee facility under the Senior Facilities Agreement are discussed in Note 8 – Long-term debt - current and non-current.
Note 23. Earnings (loss) per share
In connection with the Company’s initial public offering ("IPO") in June 2026, INNIO Holding GmbH was converted from a German limited liability company (Gesellschaft mit beschränkter Haftung), into INNIO Group Holding B.V., a Dutch private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid). On June 4, 2026, the nominal value of the then 25,000 outstanding common shares in INNIO Group Holding B.V. was reduced to €0.04, and 749,975,000 new common shares were issued to our Principal Shareholder. Thereafter, without interruption of its existence as legal entity, INNIO Group Holding B.V. was converted into a public company under Dutch law (naamloze vennootschap), and our legal name was changed to INNIO N.V. These transactions are collectively referred to as “the Conversion.”
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
The following securities are excluded from the calculation of weighted average diluted common shares for the three and nine months ended September 30, 2026, respectively, because their inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	1,702,100	—	85,753	—
Total	1,702,100	—	85,753	—
The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of $, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss)	109.2	39.5	83.3	136.9
Net loss attributable to noncontrolling interests	(1.8)	(0.5)	(5.2)	(0.6)
Net income (loss) attributable to INNIO N.V. shareholders	111.0	40.0	88.5	137.5

Weighted-average shares outstanding:
Basic	750,000,000	750,000,000	750,000,000	750,000,000
Effect of potentially dilutive RSUs (1)	—	—	16,904	—
Diluted	750,000,000	750,000,000	750,016,904	750,000,000

Net earnings (loss) per share:
Basic	0.15	0.05	0.12	0.18
Diluted	0.15	0.05	0.12	0.18
(1) Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
There were no dilutive securities issued in 2025 and earlier years, therefore , basic and diluted earnings per share are the same for the comparative periods presented.

Note 24. Share-based compensation
2023 Long-Term Incentive Plan
In October 2023, the Company adopted the Group Long-Term Incentive Plan ("2023 LTIP") to provide a select group of managers the opportunity to participate in the Company's value creation. Awards granted under the 2023 LTIP are subject to both performance-vesting and market-vesting conditions and provide for cash settlement upon the occurrence of certain exit events or a change in control ("Exit").
As both performance-vesting and market-vesting conditions for this plan were met on June 4, 2026, compensation expense for awards granted under the 2023 LTIP was remeasured and recognized on that date.
For the nine months ended September 30, 2026, total compensation cost recognized and settled during the period pre-tax was $61.5 million. No compensation expense had been recognized for the 2023 LTIP for the three and nine months ended September 30, 2025.
2026 Incentive Award Plan
In connection with the Company's IPO, the Board of Directors adopted the INNIO N.V. 2026 Incentive Award Plan (the "2026 Plan"), which became effective in June 2026. The 2026 Plan provides for the grant of equity-based awards to employees, directors and other eligible service providers, including stock options, restricted share units ("RSUs"), restricted shares, share appreciation rights, performance awards and other share-based awards. The Company registered shares available for issuance under the 2026 Plan on a Form S-8 filed with the SEC on June 5, 2026.
Grants of RSU Awards
Pursuant to the 2026 Plan, the Company granted 1,499,879 RSUs to employees with a 4-year cliff vesting and 202,221 RSUs to non-executive directors with annual vesting over 2 years. RSUs granted are settleable in ordinary shares of the Company and had a weighted-average grant-date fair value of $32.53 per award.
Vesting of each award is subject to the recipient's continued service through each applicable vesting date. Awards include customary acceleration provisions in the event of death or disability and pro rata acceleration upon termination by us without cause. The awards also include a dividend equivalent feature equal to the amount of cash that is paid as a dividend on one share. All dividend equivalents shall be deemed to be reinvested in additional RSUs based on the fair market value of a share on the dividend payment date. Each additional RSU that results from deemed reinvestments of dividend equivalents shall vest whenever the underlying RSU to which such additional RSU relates vests.
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
Compensation cost recognized
Share-based compensation expense recognized during the three and nine month periods ended September 30, 2026 were $3.9 million and $5.0 million, respectively. Share-based compensation cost is recorded in selling, general and administrative expenses in the consolidated statements of operations.

As of September 30, 2026, total unrecognized compensation cost related to non-vested RSU awards under the 2026 Plan, prior to foreign currency translation effects, was $50.4 million.
Note 25. Fair value disclosures
The Company's only financial assets and liabilities measured at fair value on a recurring basis are derivative instruments and contingent consideration.
In accordance with ASC 820, the Company groups the fair values of its financial assets and liabilities in three levels based on the inputs used to determine fair value. No transfers between levels occurred in the nine months ended September 30, 2026 and 2025.
The following tables include (i) financial assets and liabilities measured at fair value on a recurring basis and (ii) financial instruments measured at amortized costs for which fair value disclosures are required under ASC 820:

	September 30, 2026
(in millions of $)	Carrying amount	Fair value	Fair value hierarchy level
Assets
Derivative instruments	39.9	39.9	2

Liabilities
Debt	2,611.3	2,552.8	2
Contingent consideration	1.0	1.0	3
Derivative instruments	49.0	49.0	2

	December 31, 2025
(in millions of $)	Carrying amount	Fair value	Fair value hierarchy level
Assets
Derivative instruments	3.8	3.8	2

Liabilities
Debt	2,658.8	2,699.7	2
Contingent consideration	2.7	2.7	3
Derivative instruments	7.9	7.9	2
Fair value measurements are classified within a three-level hierarchy based on the observability of inputs used in valuation techniques, as follows:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than quoted prices included within Level 1 that are directly or indirectly observable.
•Level 3: Unobservable inputs.

The fair values of contingent consideration as of the reporting dates reconcile as follows:

	Contingent consideration
(in millions of $)	2026	2025
Balance as of January 1,	2.7	1.4
Additions	—	—
Adjustments/Payments	(1.7)	0.9
Remeasurement effects	0.0	0.1
Balance as of September 30,	1.0	2.4
Note 26. Related party transactions
The Company enters into transactions with related parties, including affiliates and entities under common control, in the ordinary course of business.
Nordic LuxCo / Heaten Group
On March 30, 2026, the Company received a 24.9% equity interest in Nordic LuxCo as a non-cash capital contribution of $7.3 million from its parent, Al Alpine (Luxembourg) S.à.r.l. Nordic LuxCo is the parent entity of the Heaten Group, a developer of high-temperature industrial heat pump technology. The contribution was accounted for as a transaction between entities under common control. The Company accounts for its investment in Nordic LuxCo under the equity method of accounting. See Note 27 – Variable interest entities for information regarding the Company's assessment of Nordic LuxCo under the variable interest entity model.
The most significant ongoing related party activity relates to agreements with Heaten Germany GmbH, a subsidiary of Nordic LuxCo and an affiliate of the Company through its parent. Under these agreements, the Company provides engineering and support services and manufactures high‑temperature heat pumps to Heaten specifications. Pricing is determined on a cost‑plus basis based on the Company's internal cost structures.
Under these arrangements, the Company recognized revenue of $0.4 million and $3.2 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, related receivables of $0.0 million remained outstanding.
The Company also received services totaling $0.7 million and $0.7 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, related payables of $0.7 million remained outstanding.
Note 27. Variable interest entities
Welland, Canada Production Facility
The Company holds an investment in a variable interest entity ("Welland VIE") that was created in the third quarter of 2025 together with a group of investors to acquire, own, and lease land and buildings used in the Company's production operations in Welland, Canada. The Welland VIE is financed through a combination of equity contributions from investors and third-party debt.
The Company's variable interests in the Welland VIE consist of its equity investment and a lease arrangement for the production facility in Welland, Canada. The Company determined that it is the primary beneficiary of the Welland VIE because it has (i) the power to direct the activities that most significantly impact the Welland VIE’s economic performance and (ii) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the Welland VIE. Accordingly, the Company consolidates the Welland VIE.
The Welland VIE’s assets and liabilities included in the Company’s consolidated statements of financial position primarily consist of debt of $33.7 million and $35.7 million as of September 30, 2026 and December 31, 2025, respectively.

The Company has no obligation to provide additional financial support to the Welland VIE and creditors of the Welland VIE have no recourse to the Company.
Nordic LuxCo / Heaten Group
The Company holds a 24.9% equity interest in Nordic LuxCo, which was acquired through a non-cash capital contribution from its parent on March 30, 2026. See Note 26 – Related party transactions for a description of the related-party service and manufacturing agreements with Heaten Germany GmbH, a subsidiary of Nordic LuxCo.
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
The carrying amount of the Company’s investment in Nordic LuxCo was approximately $5.4 million as of September 30, 2026. The Company’s maximum exposure to loss as of September 30, 2026 was $5.4 million, limited to the carrying amount of its investment and amounts receivable under the related service and manufacturing arrangements. The Company has not provided any explicit guarantees or other forms of financial support to Nordic LuxCo beyond its equity investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited Consolidated Financial Statements and the related notes included elsewhere herein and our audited Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures for the fiscal year ended December 31, 2025, contained in our final prospectus filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with our initial public offering ("IPO") (the “Prospectus”). The following discussion contains forward–looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward–looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Cautionary Note Regarding Forward–Looking Statements” of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
We operate through two primary segments: Equipment and Services. Our Equipment segment addresses the data center, power solutions and compression end–markets through our modular, flexible and highly efficient engine–based solutions, providing high quality power characteristics for their applications. In our data center business line, our modular, high–efficiency systems are well positioned to deliver the prime and backup power required to sustain intensive AI workloads. By minimizing the complex auxiliary subsystems often required by alternative power sources, our technology offers a scalable, capital efficient behind–the–meter solution specifically optimized for rapid data center deployment. Our power solutions provide base load and peaking power to stabilize utility grids (in–front–of–the–meter) and power independent microgrids (behind–the–meter). Our compression solutions support the full energy value chain, including gas lift, gathering, processing, storage and transmission, enabling efficient gaseous fuel transport. These solutions are mission critical and non–discretionary; our systems help our customers maintain operational continuity, generate electricity and produce oil and natural gas. As the backbone of resilient energy infrastructure, our equipment and services enable operators to mitigate grid capacity shortfalls and reduce reliance on unstable centralized power and intermittent renewables.
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

Our global manufacturing footprint spans more than seven million square feet of land, anchored by production hubs in Austria (Jenbach, Hall, Kapfenberg) and North America (Welland, Ontario, Canada; Waukesha, Wisconsin, USA; Waller, Texas, USA and Trenton, New Jersey, USA) as of September 30, 2026. We have strengthened our North American footprint, including targeted investments in U.S. manufacturing and assembly capacity, to support growing demand for distributed and behind–the–meter power solutions and to improve proximity to key data center development regions. These facilities enable localized production and testing, shorter lead times and increased capacity and flexibility, supporting projects that need power quickly. We have global coverage across approximately 100 countries, as of September 30, 2026, through a robust commercial network that integrates direct sales, authorized distributors and channel partners, packagers and strategic key accounts. This extensive global reach combined with our localized service capabilities, ideally positions us to effectively capture the growing demand for our energy solutions.
Although the Jenbacher and Waukesha brands possess a rich heritage established within major industrial conglomerates, our trajectory accelerated in 2018 when Advent International (“Advent”) carved out the businesses from GE to form INNIO as a standalone entity. In 2023, we further strengthened our capital base when Luxinva, a wholly owned subsidiary of ADIA, acquired a significant minority stake. Following our separation from GE, we have delivered record performance by enhancing our operational agility, digital capabilities and technology capabilities. We have specifically focused on high–growth opportunities through substantial investments in our U.S. manufacturing infrastructure, targeted R&D, containerized solutions and service distribution network.
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
On September 26, 2025, we completed an income tax-free corporate restructuring to facilitate an initial public offering and establish a holding company structure. On September 1, 2025, AI Alpine (Luxembourg) S.à.r.l., our ("Principal Shareholder"), the parent company of INNIO Group Holding GmbH, established a two-tier German holding structure with two German entities: INNIO Holding GmbH and INNIO Beteiligungs GmbH. As a result, INNIO Group Holding GmbH became an indirect wholly owned subsidiary of INNIO Holding GmbH, with INNIO Beteiligungs GmbH established between the two entities.
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
Key Factors Affecting Our Performance
Increasing Demand for our Equipment and Services, Driven Primarily by Data Centers and Global Shift towards Renewable Energy Sources
Demand for our equipment and services is the key driver of our revenue and profitability. A significant portion of our business comes from the global power generation market where demand for flexible and distributed engine–based power plants is growing. In key markets, particularly for large data center projects, electricity demand is growing faster than grid infrastructure and available generation capacity can expand.
The rapid adoption of artificial intelligence is driving significant growth in computing demand and accelerating investment in data center capacity, particularly in North America. This has led to unprecedented investment in hyperscale and modular data centers, particularly in North America. This, along with increasing general needs for electricity, has put significant stress on the energy supply from the grid and has led companies or municipalities to consider our onsite, prime and backup power solutions equipment to meet their power needs, which we believe will drive demand for our equipment and services. Subsequently, we have seen an acceleration in order intake volume driven by data centers, especially in prime operation. We expect this growth to remain strong, driving both new equipment sales and long–term service growth under our recurring revenue model. In the United States, data center growth also drives demand for gas, driving growth in our compression business line.
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
Expanding Global Production Capacity and Geographic Mix
Our results of operations are impacted by the geographic distribution of our sales and production footprint. From 2024 through the third quarter of 2026, our mix continued to shift towards the United States and North America, primarily reflecting increasing equipment orders from our data center customers, and we expect this shift to continue.

For the three months ended September 30, 2026, revenue from customers in Europe, North America and the Rest of World accounted for 23.3%, 61.3% and 15.4% of total revenue, respectively. For the three months ended September 30, 2025, revenue from customers in the same geographies accounted for 51.8%, 24.6% and 23.6% of total revenue, respectively. For the nine months ended September 30, 2026, revenue from customers in the same geographies accounted for 30.7%, 51.2% and 18.1% of total revenue, respectively. For the nine months ended September 30, 2025, revenue from customers in the same geographies accounted for 44.2%, 30.2% and 25.7% of total revenue, respectively. Of our North American revenue, 96.7% and 86.1% was derived from the United States for the three months ended September 30, 2026 and 2025, respectively, and 94.0% and 87.7% for the nine months ended September 30, 2026 and 2025, respectively.
Our growth to date has been supported by a well‑invested, assembly–focused asset base, and we are expanding capacity, notably genset production and containerization capacity, to meet accelerating demand, particularly from our North American data center customers. We are executing self–funded expansions across Europe and North America designed to increase output, shorten lead times and enable a commercially optimized “local–for–local” supply model in the United States.
In Europe, we expanded our Jenbach campus capabilities from approximately 1,800,000 square feet of land, including over 1,000,000 square feet of building space, to approximately 2,100,000 square feet of land space through an expansion into peripheral areas, such as our site at Hall in Tyrol, Austria with land space expansion accounting for approximately 109,000 square feet of that expansion as of September 30, 2026. Furthermore, through an investment in additional test benches, and a new assembly and logistics hall for our Type 6 and 9 engines, we increased the embedded space for production. There are further plans to continue expanding the Jenbach facilities to accommodate our data center and power solutions growth.
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
Accordingly, we regularly dedicate parts of our resources to research and development (“R&D”). Our total R&D expenses amounted to $32.2 million for the three months ended September 30, 2026, compared to the total spending on R&D of $30.3 million for the three months ended September 30, 2025, and $93.0 million for the nine months ended September 30, 2026, compared to $76.8 million for the nine months ended September 30, 2025. R&D activities for the three months ended September 30, 2026, were mainly driven by the focus on the development of product innovations such as the improvement of power output, electrical efficiency, ramp up times, transient capabilities, increase of genset inertia to stabilize electrical grids and the reduction of our engines’ emissions, including our hydrogen–gas engines. We expect to continue to focus on these areas going forward.
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

For the three months ended September 30, 2026, our cost of equipment and products sold, together with our cost of services sold amounted to $800.2 million, representing 68.5% of our total revenue, for the same period, as compared to the three months ended September 30, 2025, where the total cost of equipment and products sold, together with our cost of services sold was $502.1 million, representing 67.6% of our total revenue for the same period.
For the nine months ended September 30, 2026, our cost of equipment and products sold, together with our cost of services sold amounted to $1.9 billion, representing 67.2% of our total revenue, for the same period, as compared to the nine months ended September 30, 2025, where the total cost of equipment and products sold, together with our cost of services sold was $1.2 billion, representing 65.3% of our total revenue for the same period.
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
Our results of operations are also significantly affected by selling, general and administrative expenses, which were $142.6 million and $119.0 million for the three months ended September 30, 2026 and 2025, respectively, and $517.8 million and $317.4 million for the nine months ended September 30, 2026 and 2025, respectively. This represented the second largest component of our costs after the cost of equipment and products together with our cost of services sold. Our selling, general and administrative expenses consist of employee compensation and benefits, depreciation and amortization, cost of services purchased from external vendors, IT, travel and facility management related expenses. Employee benefits include wages and salaries, paid annual leave, paid sick leave, short–term bonuses and non‑monetary benefits.
As of September 30, 2026, we employed 5,642 full-time equivalents ("FTEs"), which includes our employees or employees of record, which are employees hired on behalf of us by a third party organization, excluding interns, contractors, apprentices, passive employees and employees on leaves of absence. This is compared to 4,725 FTEs as of September 30, 2025. As of September 30, 2026, FTEs were located across 22 countries, with over 720 engineers and over 490 employees with R&D capabilities comprising our workforce. To develop and manufacture innovative engines and to provide high–quality services to our customers, we make significant investments to attract and retain top talent in each of the countries in which we operate. For example, our Shared Service Center in Budapest has grown over the last six years and, as of September 30, 2026 employs more than 300 FTEs across many functions, predominantly in finance, services, sourcing and IT. Its growth has been fostered by centralizing and standardizing support functions processes and transferring additional scope to the Shared Services Center, which underlines its strategic importance and thereby helps to attract and retain talent.
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

Discussion and Analysis of our Results of Operations
The following table sets forth our consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of $)	2026	2025	2026	2025
Sales of equipment and products	777.6	417.4	1,669.3	981.7
Sales of services	390.3	325.3	1,104.9	914.5
Net sales	1,167.9	742.7	2,774.2	1,896.2
Cost of equipment and products sold	580.4	310.6	1,242.8	708.1
Cost of services sold	219.8	191.5	622.0	529.7
Gross profit	367.7	240.6	909.4	658.4
Selling, general, and administrative expenses	142.6	119.0	517.8	317.4
Research and development expenses	32.2	30.3	93.0	76.8
Other operating (income) expense - net	(0.7)	(1.3)	(3.2)	(4.4)
Operating income	193.6	92.6	301.8	268.6
Interest expense and related financing costs - net	46.9	34.9	170.6	84.9
Other (income) expense - net	(4.0)	3.3	(10.9)	1.8
Income before income taxes	150.7	54.4	142.1	181.9
Income tax expense	41.5	14.9	58.8	45.0
Net income (loss)	109.2	39.5	83.3	136.9

Comparison of the Three Months Ended September 30, 2026 and 2025
Sales of Equipment and Products

	Three Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Sales of equipment and products	$777.6	$417.4	$360.2	86.3%
Sales of equipment and products increased by $360.2 million, or 86.3%, to $777.6 million for the three months ended September 30, 2026 compared to $417.4 million for the three months ended September 30, 2025. The increase was primarily due to the continuous high demand for our Type 6 engines in the data center business line, and increased sales of our VHP engines in the compression business line.
Sales of Services

	Three Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Sales of services	$390.3	$325.3	$65.0	20.0%
Sales of services increased by $65.0 million, or 20.0%, to $390.3 million for the three months ended September 30, 2026 compared to $325.3 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in sales of transactional spare parts, OH&R and CM&U to customers in Europe and North America and an increase of MSA revenues in rest of the world.

Cost of Equipment and Products Sold

	Three Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Cost of equipment and products sold	$580.4	$310.6	$269.8	86.9%
Cost of equipment and products sold increased by $269.8 million, or 86.9%, to $580.4 million for the three months ended September 30, 2026 compared to $310.6 million for the three months ended September 30, 2025. The increase was primarily due to the increase in our equipment and products sold and higher transportation costs for North America.

Cost of Services Sold

	Three Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Cost of services sold	$219.8	$191.5	$28.3	14.8%
Cost of services sold increased by $28.3 million, or 14.8%, to $219.8 million for the three months ended September 30, 2026 compared to $191.5 million for the three months ended September 30, 2025. The increase was primarily due to the increase in our services sold, and an increased proportion of transactional product lines sales which are lower-cost products.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Selling, general, and administrative expenses	$142.6	$119.0	$23.6	19.8%
Selling, general and administrative expenses increased by $23.6 million, or 19.8%, to $142.6 million for the three months ended September 30, 2026 compared to $119.0 million for the three months ended September 30, 2025. The increase was primarily due to an increase in the number of FTEs we employed and salary inflation.

Research and Development Expenses

	Three Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Research and development expenses	$32.2	$30.3	$1.9	6.3%
Research and development expenses increased by $1.9 million, or 6.3%, to $32.2 million for the three months ended September 30, 2026 compared to $30.3 million for the three months ended September 30, 2025. The increase was primarily due to continued investment into R&D with slight improvement in operational leverage.

Other Operating (Income) Expense – Net

	Three Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Other operating (income) expense - net	$(0.7)	$(1.3)	$0.6	(46.2)%
Other operating (income) expense – net slightly decreased to $0.7 million for the three months ended September 30, 2026 compared to $1.3 million for the three months ended September 30, 2025.

Interest Expense and Related Financing Costs – Net

	Three Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Interest expense and related financing costs - net	$46.9	$34.9	$12.0	34.4%
Interest expense and related financing costs – net increased by $12.0 million, or 34.4%, to $46.9 million for the three months ended September 30, 2026 compared to $34.9 million for the three months ended September 30, 2025. The increase was primarily due to an increase in loan interest expenses offset by a reduction in interest from the failed sale and leaseback due to early redemption. Additionally, unrealized foreign currency revaluation gains and losses of USD denominated internal and external loans in EUR entities moved from a gain of $0.0 million to a loss of $7.4 million, resulting in an unfavorable variance of $7.4 million.
Other (Income) Expense – Net

	Three Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Other (income) expense - net	$(4.0)	$3.3	$(7.3)	(221.2)%
Other (income) expense – net improved by $7.3 million, or 221.2%, to an income of $4.0 million for the three months ended September 30, 2026 compared to an expense of $3.3 million for the three months ended September 30, 2025. The improvement was primarily due to an increase in the interest earned on bank balances.
Income tax expense

	Three Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Income tax expense	$41.5	$14.9	$26.6	178.5%
Income tax expense increased by $26.6 million, or 178.5%, to $41.5 million for the three months ended September 30, 2026 compared to $14.9 million for the three months ended September 30, 2025. The increase was primarily due to an increase in pre-tax income. The increase in pre-tax income is driven by increase in the Sales of equipment and products and Sales of service in the three months ended September 30, 2026. The effective tax rate for the three months ended September 30, 2026 was 27.5%, compared to 27.4% for the three months ended September 30, 2025.

Segment Information
The following table represents selected items in our unaudited consolidated statements of operations for the three months ended September 30, 2026 and 2025 by our operating segments:

	Three Months Ended September 30,
(in millions of $)	2026	2025
Equipment revenue
Data Center	463.0	38.5
Power Solutions	239.4	326.8
Compression	75.2	52.1
Total equipment revenue	777.6	417.4
Service revenue
Transactional	268.8	218.0
Contractual	121.5	107.3
Total service revenue	390.3	325.3
Total revenue	1,167.9	742.7
Comparison of the Three Months Ended September 30, 2026 and 2025
Equipment Revenue
Revenue for our Equipment segment increased by 86.3% to $777.6 million for the three months ended September 30, 2026 from $417.4 million for the three months ended September 30, 2025. This increase was mainly due to the continuous high demand for our Type 6 engines in the data center business line, and increased sales of our VHP engines in the compression business line.
Data center revenue, within Equipment revenue, increased by 1104.1% to $463.0 million for the three months ended September 30, 2026 from $38.5 million for the three months ended September 30, 2025. This increase was primarily due to a continued build out of data center infrastructure in North America.
Power solutions revenue, within Equipment revenue, decreased by 26.7% to $239.4 million for the three months ended September 30, 2026 from $326.8 million for the three months ended September 30, 2025. This decrease was mainly driven by lower sales of our Type 6 and Type 9 products in Europe due to four major non-repeat projects.
Compression revenue, within Equipment revenue, increased by 44.1% to $75.2 million for the three months ended September 30, 2026 from $52.1 million for the three months ended September 30, 2025. This increase was primarily due to higher market demand for our core compression equipment, notably the VHP engines in North America.
Services Revenue
Revenue for our Services segment increased by 20.0% to $390.3 million for the three months ended September 30, 2026 from $325.3 million for the three months ended September 30, 2025. This increase was primarily driven by an increase in the sales of transactional spare parts to customers in Europe, North America and the Rest of World, an increase of CSA revenues in Europe and an increase in MSA revenues in the Rest of World.

Revenue by Geography
Our revenue by geography is summarized below:

	Three Months Ended September 30, 2026
(in millions of $)	Equipment	Service	Total
Germany	30.1	52.0	82.1
Total Europe	102.0	170.7	272.7
United States	590.1	101.7	691.8
Total North America	595.1	120.4	715.5
Rest of World	80.5	99.2	179.7
Total	777.6	390.3	1,167.9

	Three Months Ended September 30, 2025
(in millions of $)	Equipment	Service	Total
Germany	21.2	48.6	69.8
Total Europe	223.2	161.6	384.8
United States	98.5	58.8	157.3
Total North America	104.4	78.4	182.8
Rest of World	89.8	85.3	175.1
Total	417.4	325.3	742.7

Comparison of Nine Months Ended September 30, 2026 and 2025
Sales of Equipment and Products

	Nine Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Sales of equipment and products	$1,669.3	$981.7	$687.6	70.0%

Sales of equipment and products increased by $687.6 million, or 70.0%, to $1.7 billion for the nine months ended September 30, 2026 compared to $981.7 million for the nine months ended September 30, 2025. The increase was primarily due to the continuous high demand for our Type 6 engines in our data center business line, and revenue growth of our Type 3, Type 4 and VHP engines in the power solutions business line.
Sales of Services

	Nine Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Sales of services	$1,104.9	$914.5	$190.4	20.8%
Sales of services increased by $190.4 million, or 20.8%, to $1.1 billion for the nine months ended September 30, 2026 compared to $914.5 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in sales of transactional spare parts to customers in Europe and North America, an increase of CSA revenues in Europe and North America and increase of MSA revenues in rest of the world.

Cost of Equipment and Products Sold

	Nine Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Cost of equipment and products sold	$1,242.8	$708.1	$534.7	75.5%
Cost of equipment and products sold increased by $534.7 million, or 75.5%, to $1.2 billion for the nine months ended September 30, 2026 compared to $708.1 million for the nine months ended September 30, 2025. The increase was primarily due to increase in our equipment and products sold and higher transportation costs for North America.
Cost of Services Sold

	Nine Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Cost of services sold	$622.0	$529.7	$92.3	17.4%
Cost of services sold increased by $92.3 million, or 17.4%, to $622.0 million for the nine months ended September 30, 2026 compared to $529.7 million for the nine months ended September 30, 2025. The increase was primarily due to the increase in our services sold.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Selling, general, and administrative expenses	$517.8	$317.4	$200.4	63.1%
Selling, general and administrative expenses increased by $200.4 million, or 63.1%, to $517.8 million for the nine months ended September 30, 2026 compared to $317.4 million for the nine months ended September 30, 2025. The increase was primarily due to the increase in the number of FTEs we employed, coupled with salary inflation and significant additional professional service costs related to our IPO, including consultancy, audit fees, related bonus and long-term incentive payments.
Research and Development Expenses

	Nine Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Research and development expenses	$93.0	$76.8	$16.2	21.1%
Research and development expenses increased by $16.2 million, or 21.1% to $93.0 million for the nine months ended September 30, 2026 compared to $76.8 million for the nine months ended September 30, 2025. The increase was primarily due to continued investment into R&D with some improvement in operational leverage.

Other Operating (Income) Expense – Net

	Nine Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Other operating (income) expense - net	$(3.2)	$(4.4)	$1.2	(27.3)%
Other operating (income) expense – net decreased by $1.2 million, or (27.3)%, to $3.2 million for the nine months ended September 30, 2026 compared to $4.4 million for the nine months ended September 30, 2025. The decrease was primarily due to a reduction in income from grid balancing.
Interest Expense and Related Financing Costs – Net

	Nine Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Interest expense and related financing costs - net	$170.6	$84.9	$85.7	100.9%
Interest expense and related financing costs – net increased by $85.7 million, or 100.9%, to $170.6 million for the nine months ended September 30, 2026 compared to $84.9 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in loan interest expenses along with an increase in costs related to our February 2026 refinancing, offset by a reduction in interest from the failed sale and leaseback due to early redemption. Additionally, unrealized foreign currency revaluation gains and losses of USD denominated internal and external loans in EUR entities moved from a gain of $22.0 million to a loss of $42.9 million, resulting in an unfavorable variance of $64.9 million.
Other (Income) Expense – Net

	Nine Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Other (income) expense - net	$(10.9)	$1.8	$(12.7)	(705.6)%
Other (income) expense – net improved by $12.7 million, or 705.6%, to an income of $10.9 million for the nine months ended September 30, 2026 compared to an expense of $1.8 million for the nine months ended September 30, 2025. The improvement was primarily due to an increase in the interest earned on bank balances.
Income tax expense

	Nine Months Ended September 30,		Variance
(in millions of $, other than percentages)	2026	2025	$	%
Income tax expense	$58.8	$45.0	$13.8	30.7%
Income tax expense increased by $13.8 million, or 30.7%, to $58.8 million for the nine months ended September 30, 2026 compared to $45.0 million for the nine months ended September 30, 2025. The increase is due to a higher effective tax rate, which is mainly driven from losses and expenses providing no income tax benefit, which did not exist in the nine months ended September 30, 2025. These losses and expenses have been driven by IPO and Public market readiness costs as well as non-deductible expenses for interests. The effective tax rate for the nine months ended September 30, 2026 was 41.4%, compared to 24.7% for the nine months ended September 30, 2025.

Segment Information
The following table represents selected items in our unaudited consolidated statements of operations for the nine months ended September 30, 2026 and 2025 by our operating segments:

	Nine Months Ended September 30,
(in millions of $)	2026	2025
Equipment revenue
Data Center	802.4	208.7
Power Solutions	681.1	622.6
Compression	185.8	150.4
Total equipment revenue	1,669.3	981.7
Service revenue
Transactional	711.0	582.8
Contractual	393.9	331.7
Total service revenue	1,104.9	914.5
Total revenue	2,774.2	1,896.2
Comparison of Nine Months Ended September 30, 2026 and 2025
Equipment Revenue
Revenue for our Equipment segment increased by 70.0% to $1.7 billion for the nine months ended September 30, 2026 from $981.7 million for the nine months ended September 30, 2025. The increase was primarily due to the continuous high demand for our Type 6 engines in our data center business line, and revenue growth of our Type 3, Type 4 and VHP engines in the power solutions business line.
Data center revenue, within Equipment revenue, increased by 284.4% to $802.4 million for the nine months ended September 30, 2026 from $208.7 million for the nine months ended September 30, 2025. This increase was primarily due to a continued build out of data center infrastructure in North America.
Power solutions revenue, within Equipment revenue, increased by 9.4% to $681.1 million for the nine months ended September 30, 2026 from $622.6 million for the nine months ended September 30, 2025. This increase was mainly driven by stronger demand for our Type 6 and VHP engines in North America.
Compression revenue, within Equipment revenue, increased by 23.6% to $185.8 million for the nine months ended September 30, 2026 from $150.4 million for the nine months ended September 30, 2025. This increase was primarily due to higher market demand for our core compression equipment, notably the VHP and 275 engines.
Services Revenue
Revenue for our Services segment increased by 20.8% to $1.1 billion for the nine months ended September 30, 2026 from $914.5 million for the nine months ended September 30, 2025. This increase was primarily driven by an increase in the sales of transactional spare parts to customers in Europe and North America, an increase of CSA revenues in Europe and North America and increase of MSA revenues in rest of the world.

Revenue by Geography
Our revenue by geography is summarized below:

	Nine Months Ended September 30, 2026
(in millions of $)	Equipment	Service	Total
Germany	76.8	159.8	236.6
Total Europe	333.9	517.9	851.8
United States	1,090.9	245.2	1,336.1
Total North America	1,115.7	305.0	1,420.7
Rest of World	219.7	282.0	501.7
Total	1,669.3	1,104.9	2,774.2

	Nine Months Ended September 30, 2025
(in millions of $)	Equipment	Service	Total
Germany	68.5	149.3	217.8
Total Europe	376.0	461.6	837.6
United States	341.8	159.7	501.5
Total North America	356.7	215.1	571.8
Rest of World	249.0	237.8	486.8
Total	981.7	914.5	1,896.2
Non–GAAP Financial Measures
We report our financial results in accordance with U.S. GAAP. We believe that certain non-GAAP financial measures provide our investors with additional useful information in evaluating our performance. We believe that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income creates useful, supplemental measures that may assist our investors in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.
We define Adjusted EBITDA as net income as adjusted for (i) income tax expense, (ii) interest and other financial charges – net, (iii) other non–operating (income)/expense – net, (iv) depreciation and amortization, (v) other non–cash items, (vi) IPO and public market readiness costs, (vii) transformation costs, (viii) transaction costs, (ix) acquisition and divestment related gains and losses and (x) share-based compensation. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
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

We define adjusted net income (“Adjusted Net Income”) as net income (loss) attributable to INNIO N.V. shareholders as adjusted for (i) management adjustments comprising (a) IPO and public market readiness costs, (b) transformation costs, (c) transaction costs, (d) acquisition and divestment related gains and losses and (e) share-based compensation expense and (ii) adjusted tax effects from management adjustments. We define adjusted earnings per share (“Diluted Adjusted EPS”) as Adjusted Net Income divided by the weighted -average number of common shares issued and outstanding and the dilutive effect computed under the treasury stock method of potential common shares issued (RSUs awarded). Diluted Adjusted EPS, derived from Adjusted Net Income is a non-GAAP financial measure used by our management to provide additional perspective and insights when analyzing the core operating performance of the Company from period to period and trends in the Company’s historical operating results. Accordingly, we believe these measures provide useful information to investors in understanding and evaluating our operating results in the same manner as our management.
Adjusted EBITDA and Adjusted EBITDA Margin should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are several limitations related to the use of Adjusted EBITDA and Adjusted EBITDA Margin as compared to the closest comparable GAAP measure. Some of these limitations are that this measure excludes:
•depreciation and amortization, a non-cash expense, where the assets being depreciated and amortized may have to be replaced in the future, and this measure does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•interest and other financial charges - net, or the cash requirements necessary to service interest or principal payments on our indebtedness, which reduces cash available to us;
•provision for income taxes, which may represent a reduction in cash available to us; and
•other income for certain non-cash items that are not reflective of our ongoing operational results.
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
Cash Conversion should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP such as net cash provided by operating activities or net income. Cash Conversion should not be considered as discretionary cash available to us to reinvest in our business, to service our indebtedness or to meet our obligations. There are several limitations related to the use of Cash Conversion as compared to the closest comparable GAAP measure. Some of these limitations are:
•it does not reflect working capital movements, cash interest expense or cash taxes paid;
•capital expenditures may vary significantly from period to period based on our investment cycle; and
•it may not be comparable to similarly titled measures used by other companies.

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

The following table sets forth Adjusted EBITDA, Adjusted EBITDA Margin and Cash Conversion, which we use to evaluate our business, for the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, other than percentages)	2026	2025	2026	2025
Non-GAAP Financial Measures
Adjusted EBITDA	245.4	144.2	540.2	402.2
Adjusted EBITDA margin	21.0%	19.4%	19.5%	21.2%
Cash conversion	60.3%	76.8%	63.2%	79.7%
The following table reconciles Adjusted EBITDA, Adjusted EBITDA Margin and Cash Conversion from the most directly comparable GAAP metric, net income, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, other than percentages)	2026	2025	2026	2025
Net income (loss)	109.2	39.5	83.3	136.9
Income tax expense	41.5	14.9	58.8	45.0
Interest expense and related financing costs - net	46.9	34.9	170.6	84.9
Other (income) expense - net	(4.0)	3.3	(10.9)	1.8
Depreciation and amortization	39.1	41.1	117.4	113.2
Other non-cash items (a)	2.5	2.3	8.0	6.0
IPO and Public market readiness costs (b)	2.5	4.8	93.6	4.9
Transformation costs (c)	2.0	2.7	7.3	8.4
Transaction costs (d)	0.1	0.1	4.7	0.1
Acquisition and divestment related gains (losses) - net (e)	1.7	0.6	2.4	1.0
Share-based compensation (f)	3.9	—	5.0	—
Adjusted EBITDA	245.4	144.2	540.2	402.2
Adjusted EBITDA Margin	21.0%	19.4%	19.5%	21.2%
Additions to property, plant, and equipment	93.1	28.2	187.3	67.6
Additions to intangible assets	4.3	5.3	11.8	14.0
Capital expenditures	97.4	33.5	199.0	81.7
Cash Conversion	60.3%	76.8%	63.2%	79.7%
(a) Other non–cash items include amortization expenses of capitalized costs to obtain contracts.
(b) IPO and Public market readiness costs include costs that the Company incurs to implement financial statements in US GAAP, including: implementing SOX-compliant internal controls, improving processes and organization required for public US markets, bonuses linked to successful public offering including long-term incentive plans, and legal and advisory fees related to INNIO's IPO. During the nine months ended September 30, 2026, the Company incurred the following costs:

•Long-term incentive program 2023	$61.5 million
•Costs related to financial statements in US GAAP and comfort letter costs related to S1 filing	$18.8 million
•Others	$5.9 million
•Advisory fees	$4.6 million
•Legal fees	$2.8 million

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
(d) Transaction costs include legal and professional fees related to our legal reorganization, as described in “—Organizational History,” and adapting INNIO's financing structure.
(e) Acquisition and divestment related gains and losses incurred in connection with planned and completed acquisitions, including legal and professional fees. Contingent consideration arrangements (earn–outs) relate to specific acquisitions.
(f) Share-based compensation represents RSUs awarded under the 2026 Incentive Award Plan.
The following table reconciles Diluted Adjusted EPS from the most directly comparable GAAP metric, Diluted EPS, for the periods presented. Diluted Adjusted EPS is based on the Company's 750,000,000 common shares issued and outstanding and the dilutive impact, computed under the treasury stock method, of 1,702,100 RSUs outstanding for the three and nine months ended September 30, 2026.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, other than share and per share amounts)	2026	2025	2026	2025
Total Adjusted Segment EBITDA	256.5	155.8	577.8	426.2
Unallocated corporate costs (HQ & other not included in Adjusted Segment EBITDA)	(11.1)	(11.6)	(37.6)	(24.0)
Adjusted EBITDA	245.4	144.2	540.2	402.2
Acquisition and Divestment related gains (losses) - net	(1.7)	(0.6)	(2.4)	(1.0)
Transaction costs	(0.1)	(0.1)	(4.7)	(0.1)
Transformation costs	(2.0)	(2.7)	(7.3)	(8.4)
IPO and Public market readiness costs	(2.5)	(4.8)	(93.6)	(4.9)
Share-based compensation	(3.9)	—	(5.0)	—
Management adjustments	(10.2)	(8.2)	(113.0)	(14.4)
Other non-cash items	(2.5)	(2.3)	(8.0)	(6.0)
Depreciation and amortization	(39.1)	(41.1)	(117.4)	(113.2)
Other income (expense) - net	4.0	(3.3)	10.9	(1.8)
Interest expense and related financing costs - net	(46.9)	(34.9)	(170.6)	(84.9)
Income tax expense	(41.5)	(14.9)	(58.8)	(45.0)
Net income	109.2	39.5	83.3	136.9
Net income (loss) attributable to non-controlling interests	(1.8)	(0.5)	(5.2)	(0.6)
Net income (loss) attributable to INNIO N.V. shareholders	111.0	40.0	88.5	137.5

Diluted EPS	0.15	0.05	0.12	0.18

Management adjustments	10.2	8.2	113.0	14.4
Adjusted tax effects*	(10.1)	(1.9)	(24.0)	(3.3)
Adjusted Net Income**	111.1	46.3	177.5	148.6

Diluted Adjusted EPS	0.15	0.06	0.24	0.20

Weighted-average number of shares outstanding on a diluted basis:	750,000,000	750,000,000	750,016,904	750,000,000
*Adjusted taxes for the three months ended September 30, 2026 reflected an apparent 100% effective tax rate, which resulted from the mathematical impact of the difference between the six months ended June 30, 2026 and the nine months ended September 30, 2026. Adjusted taxes for the nine months ended September 30, 2026 reflect an updated year-to-date tax calculation.
**Adjusted Net Income includes the effect of unrealized foreign currency revaluation gains/losses from external and internal USD loans in EUR functional currency entities. For the three months ended September 30, 2026 and 2025, these amounted to a $7.4 million loss and $0.0 million gain, respectively, or an unfavorable variance of $7.4 million. For the nine months ended September 30, 2026, and 2025, these amounted to a $42.9 million loss and $22.0 million gain, respectively, or an unfavorable variance of $64.9 million.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through cash generated from customer–related activities such as the selling of our equipment, services and solutions. As of September 30, 2026 we had $1,195.8 million of cash and cash equivalents. Our cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments with original maturities of three months or less. On June 5, 2026, we closed our IPO, which consisted of 103,500,000 common shares sold by our Principal Shareholder at a public offering price of $27.00 per common share, including the exercise in full of the underwriters’ option to purchase additional common shares. We did not receive any proceeds from the sale of common shares by the Principal Shareholder in the offering. We believe that existing cash and cash equivalents and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
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
In February 2026, we executed an amend and extend transaction for our Term Loan B facilities (the “2026 Extension”). This transaction extended the maturity of the €1,100.0 million Term Loan B – EUR from November 2028 to November 2031, with INNIO Group Holding GmbH remaining as the borrower. As part of the transaction, the two USD–denominated term loan facilities, totaling $589.5 million and $750 million, were consolidated into a single $1,339.5 million facility (the “Consolidated Term Loan B – USD”), with the maturity also extended from November 2028 to November 2031. The borrowers under the Consolidated Term Loan B – USD are INNIO Holding Inc. (previously INNIO North America Holding Inc.), INNIO N.V. (previously INNIO Holding GmbH), and INNIO Beteiligungs GmbH. Additionally, the 2026 Extension resulted in a repricing of the variable interest rate for Term Loan B – EUR at EURIBOR+2.50%, and SOFR+2.00% for the Consolidated Term Loan B – USD. The opening margins of 2.50% and 2.00% added to the base rates (EURIBOR and SOFR, respectively) are determined by reference to the Performance Ratio and subject to reduction upon de–leveraging of the Performance Ratio in accordance with the revised margin ratchet provisions in the SFA. Upon the occurrence of the IPO, the margin (at each level of the margin ratchet) applicable to the Term Loan B facilities and the RCF was reduced by 0.50% per annum (subject to a minimum floor of 1.75% applicable to Consolidated Term Loan B – USD only). As of September 30, 2026, €1,100.0 million and $1,332.8 million, respectively, were outstanding under the Term Loan B facilities.
In June 2026, we executed an amend and extend transaction for our $225 million RCF and the €250 million guarantee facility. The RCF was increased and redenominated from $225.0 million (comprising of $140.0 million RCF, $45.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale, as well as a $40.0 million ancillary facility with Erste Group Bank AG) to €300.0 million (comprising of €210.0 million RCF (undrawn as of September 30, 2026), €50.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale (undrawn as of September 30, 2026), as well as a €40.0 million ancillary facility with Erste Group Bank AG ($39.7 million from the ancillary facility line as of September 30, 2026 is temporarily designated to our supplier finance program and the remaining part of the ancillary facility was undrawn)). As part of the transaction, the maturity of the €250.0 million guarantee facility, the €210.0 million RCF and the €50.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale was extended from May 2028 to May 2031. Separately in June 2026, the maturity of the €40.0 million ancillary facility with Erste Group Bank AG was extended from July 2026 to July 2027 (subject to annual extension).
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

Canadian Facility
On September 25, 2025, we entered into a credit agreement with National Bank of Canada, which provides a term loan facility (the “Term Facility”) with an aggregate principal amount of $35.2 million (CAD $49 million) on a secured basis. The Term Facility was used to purchase the land and building in Welland, Canada that was previously accounted for as a failed sale–and–leaseback liability related to our production site in Welland, Canada. Refer to Notes 20 and 27 to our annual audited Consolidated Financial Statements for the fiscal year ended December 31, 2025, as disclosed in the Prospectus and Note 27 to our unaudited Consolidated Financial statements for the three and nine months ended September 30, 2026.
The Term Facility is jointly and severally guaranteed by the general partner of the subsidiary that issued the debt. The guarantees are limited to 25% of the Term Facility commitment amount, or CAD $12.3 million, which is reducible to 10%, or CAD $4.9 million after one year, subject to no event of default and at the lender's discretion.
The Term Facility matures on September 25, 2030 and bears variable interest at an adjusted term CORRA rate or an adjusted daily compounded CORRA rate, plus a margin of 1.36%, and subject to installment payments of principal and interest. As of September 30, 2026, $33.9 million was outstanding under the Term Facility.
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
As of September 30, 2026 and December 31, 2025, we derecognized accounts receivable of $191.4 million and $175.2 million in connection with our receivables factoring program that is accounted for as a sale. The net cash proceeds received from these transfers for the nine months ended September 30, 2026 totaled $190.1 million and $173.6 million for the year ended December 31, 2025. The factoring fees on receivables sold under the factoring program for the nine months ended September 30, 2026 and 2025 amounted to $1.3 million and $1.1 million, respectively.
Guarantees
We have provided various guarantees to customers in connection with prepayments and performance guarantees.
As of December 31, 2025, we had a guarantee facility under the SFA in the amount of €250.0 million and two surety bond agreements (“Kautionsversicherungsvertrag”) with SWISS RE and Allianz Trade Deutschland in the amount of €15.0 million each. The total balance of guarantees issued by banks and insurance companies as of December 31, 2025 stood at $123.0 million (including both advance payment guarantees and performance/warranty guarantees). As of September 30, 2026, the total balance of guarantees issued by banks and insurance companies amounted to $202.5 million. For the year ended December 31, 2025, no guarantees were called and no liquidated damages were paid.

Cash Flows
The following is a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
($ in millions)	2026	2025
Net cash provided by operating activities	741.5	309.4
Net cash used for investing activities	(243.3)	(79.2)
Net cash provided by financing activities	19.1	34.3
Operating Activities
Cash provided by operating activities increased by $432.1 million, or 140%, to $741.5 million for the nine months ended September 30, 2026, as compared to $309.4 million for the nine months ended September 30, 2025. The increase was due to a favorable increment in customer pre-payments as a function of our continued growing Equipment Order Intake and our robust operational performance. As a result, we were able to sustain our production volume expansion through an increase in inventory. The increase in inventory was in line with expected needs to fulfill sales from Equipment Order Intake booked in the year ended December 31, 2025, and backlog conversion from Equipment Order Intake booked in the nine months ended September 30, 2026.
Investing Activities
Cash used for investing activities increased by $164.1 million, or 207%, to $243.3 million for the nine months ended September 30, 2026, as compared to a use of $79.2 million for the nine months ended September 30, 2025. This increase was primarily due to our ongoing investment in capacity, mainly machinery and suppliers' asset expansion, to support our sales backlog and expected future growth. Additionally, on September 30, 2026, the Company completed the acquisition of 100% of the issued and outstanding equity interests of Enerflex Service PTY Ltd., PT. Enerflex and Exterran (Thailand) Ltd. (the "Enerflex Asia Pacific aftermarket business"). The acquisition, net of cash acquired, totaled $44.6 million and was funded from the Company's cash on hand.
Financing Activities
Cash provided by financing activities decreased by $15.2 million, or 44%, to $19.1 million for the nine months ended September 30, 2026, as compared to $34.3 million for the nine months ended September 30, 2025. The decrease was primarily due to lower proceeds from supplier finance programs because, for the nine months ended September 30, 2026, these programs had already been better optimized compared to the nine months ended September 30, 2025. Instead, cash proceeds due to an increase in suppliers' needs favored operating activities, resulting in an increase in accounts payable for the nine months ended September 30, 2026. Additionally, the decrease in cash provided by financing activities was due to financing costs of $7.1 million related to our February 2026 debt refinancing and June 2026 revolving credit facility and guarantee facility amend and extend fees and lower proceeds from non-controlling contributions.
Contractual Obligations and Commitments
As of September 30, 2026, we have entered into firm commitments totaling $368.7 million for property, plant and equipment, primarily focused on expanding our production capacity and upgrading critical infrastructure to support our growth. Additionally, we have allocated $27.6 million towards intangible assets, with the majority directed at software investments and licenses.

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. The preparation of our Consolidated Financial Statements in accordance with U.S. GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" and Note 1 on "Operations and summary of significant accounting policies" to the audited Consolidated Financial Statements included in the Prospectus for additional discussion of accounting policies and critical accounting estimates.
Except as described in Note 1 – Operations and summary of significant accounting policies to our unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10–Q, there have been no material changes to our critical accounting policies and estimates as compared to those described in our annual audited Consolidated Financial Statements, related notes and significant accounting policies for the fiscal year ended December 31, 2025, as disclosed in the "Prospectus".
Recent Accounting Pronouncements
See Note 1 – Operations and summary of significant accounting policies to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for more information.
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
Credit Risk
Our exposure to credit risk arises from accounts receivable not yet sold, contract assets, cash and cash equivalents and other financial assets measured at amortized cost. We maintain an allowance for expected credit losses that reflects historical experience, current conditions and reasonable and supportable forecasts and we may pool assets with similar credit and country risk characteristics when estimating expected losses. Credit risk on contract assets is driven by the specific characteristics of each customer, and we consider broader factors such as industry–and country–specific default risks affecting our customer base. As of September 30, 2026, we had accounts receivable – net of $262.9 million and an allowance for credit losses of $9.5 million.
We operate under a formal credit policy pursuant to which each new customer is individually assessed for creditworthiness before non–standard payment and delivery terms are extended, including review of external ratings where available, financial statements, credit agency and industry information and, in some cases, bank references. We further mitigate risk through the use of payment security instruments such as bank guarantees and letters of credit from first–class banks. Credit risk related to cash and cash equivalents is monitored at the company level; we place funds only in monetary deposits and enter into financial instruments with banks that have at least a BB rating from S&P. We manage counterparty concentration risk by diversifying our cash balances and deposits across multiple banking counterparties, taking into account their creditworthiness and our liquidity requirements. Expected credit losses on contract assets are measured on a lifetime basis, while impairment on cash and cash equivalents is measured on a 12–month expected loss basis, reflecting the short tenor of those exposures. Based on the external credit ratings of our banking counterparties, we consider our cash and cash equivalents to have low credit risk.

Liquidity Risk
We define liquidity risk as the risk that we may encounter difficulty in meeting obligations associated with our financial liabilities that are settled by delivering cash or another financial asset. We generally have access to multiple funding sources to support operations, investments and potential acquisitions, including existing cash and cash equivalents of $1,195.8 million as of September 30, 2026, operating cash flows and committed but undrawn credit facilities. In June 2026, we amended and extended our RCF, ancillary facilities and guarantee facility. See “—Liquidity and Capital Resources—Senior Facilities Agreement.” As of September 30, 2026, our €210 million RCF was undrawn, and we had ancillary facilities of €40.0 million ($39.7 million from the ancillary facility line as of September 30, 2026 is temporarily designated to our supplier finance program and the remaining part of the ancillary facility was undrawn) and €50.0 million that were also undrawn. To enhance daily liquidity management, we operate three global cash pooling solutions, two in Euros and one in U.S. dollars, using zero–balancing structures that concentrate available cash in header accounts. We have immediate access to liquidity through intraday overdraft limits, with end–of–day settlements executed from the respective header accounts at Frankfurt, Vienna and New York cut–off times. By aggregating financing volumes, short‑term liquidity surpluses of certain of our companies can be deployed to fund the cash requirements of others, reducing external borrowing needs and optimizing cash investments, which in turn benefits our net interest result.
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
For the three months ended September 30, 2026 and 2025, we recorded currency translation adjustments, net of taxes, of a gain of $0.3 million and a gain of $1.3 million, respectively, and an effect of exchange rate changes on cash of a loss of $1.6 million and a loss of $0.5 million, respectively.
For the nine months ended September 30, 2026 and 2025, we recorded currency translation adjustments, net of taxes, of a gain of $16.1 million and a gain of $38.9 million, respectively, and an effect of exchange rate changes on cash of a loss of $11.0 million and a gain of $16.4 million, respectively.
For the nine months ended September 30, 2026, approximately 53% of our sales were denominated in U.S. dollars, and our supply purchases were split in substantially similar proportions between euro and U.S. dollars. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, revenue or expenses increase, our operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
Since August 2025, we have hedged international sales contracts where collections and revenues are in a currency different from the one in which production costs are incurred, specifically, entering USD to EUR foreign exchange forward agreements with a group of our relationship banks. As of September 30, 2026, the total notional hedged amount in U.S. dollars was $2,121.5 million across different maturity dates.

Interest Rate Risk
As of September 30, 2026, we had cash and cash equivalents of $1,195.8 million. Interest earning instruments carry a degree of interest rate risk. Our borrowings under the SFA generally bear variable interest based on one–or three–month EURIBOR or one–or three–month USD SOFR. The interest rate for Term Loan B – EUR in the amount of €1,100.0 million consists of a variable EURIBOR plus a margin. The interest rate for Consolidated Term Loan B – USD in the amount of $1,332.8 million consists of a variable Term SOFR plus a margin. The applicable margins for Term Loan B – EUR and Consolidated Term Loan B – USD are defined in the SFA and determined by reference to the Senior Secured Net Leverage Ratio as of each quarter–end date. Following the IPO the relevant leverage test has to be performed only as of the second and fourth quarter-end test dates. A hypothetical 10% change in interest rates would not result in a material impact on our financial statements.
We use derivative financial instruments, primarily interest rate swaps designated as cash flow hedges, to manage exposure to variability in cash flows associated with our variable borrowings. We do not hold or issue derivatives for trading or speculative purposes. In the nine months ended September 30, 2026, we hedged 70% of the nominal amount of Term Loan B – EUR and 71% of the nominal amount of Consolidated Term Loan B – USD through eleven interest rate swaps, valid until November 2028. As of September 30, 2026, outstanding notional amounts included $874.3 million (EURIBOR swaps) and $945.0 million (SOFR swaps), with related derivative assets and liabilities recognized at fair value within other current and non–current line items. The effective portion of fair value changes for these cash flow hedges is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the periods in which the hedged interest cash flows affect earnings. We recognized no hedge ineffectiveness for the nine months ended September 30, 2026.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10–Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act). Based on that evaluation and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
As of September 30, 2026, the material weaknesses described above had not been remediated.
Changes in Internal Control over Financial Reporting
Except for the actions we are taking to remediate the material weaknesses relating to our internal controls over financial reporting described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the Risk Factors and other information set forth in this report, you should carefully consider the risk factors disclosed in the Prospectus. Those risk factors could materially affect our business, financial condition, or future results.
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
Additionally, the ongoing economic conflict between the United States and China, in particular with regard to artificial intelligence, and the geopolitical tensions between China and Taiwan may result in restrictions on the export of certain goods from China to the United States and other countries. This could impact the availability of specific rare earth minerals, elements and metals and other products and production capacity in our supply chain, which could hinder our ability to manufacture certain engine parts, necessitate production at substantially higher costs, lead to legal uncertainty and delay order processing.
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
Demand for certain of our products, services and solutions is affected by prices and demand for oil and gas. Since oil and gas prices are set on a commodity basis, spot market and futures market prices and their volatility, as well as storage capacities, impact the business activities of our customers from relevant industries and their investment behavior. Historically, prices for crude oil, refined products, natural gas and petrochemical products have fluctuated widely in response to changes in many factors over which we do not and will not have control and which are difficult to predict. For example, the price of crude oil has experienced significant volatility in recent years, with the price per barrel of West Texas Intermediate crude rising from a low of $35 in October 2020, due in part to reduced global demand stemming from the global COVID-19 pandemic, before surging to over $120 a barrel in early March 2022, following Russia’s invasion of Ukraine, and returning to a low of $58 in May 2025 and rising above $100 a barrel in October 2026. Further volatility in the prices for oil and natural gas may occur due to heightened levels of uncertainty related to geopolitical issues such as Russia’s ongoing invasion of Ukraine and sanctions related thereto, the ongoing conflicts in the Middle East, and political, economic and social instability in Venezuela. Most recently, oil price volatility continued throughout 2026 as a result of the ongoing conflict between the United States, Iran and Israel and the conflict between the Houthi militia and the Kingdom of Saudi Arabia. The expansion of these hostilities has introduced further uncertainty into the global energy markets, which may lead to increased costs and delays in the near term. Additionally, the production rates of gas could decline due to resource depletion in mature fields, reduced exploration investments, stricter environmental regulations, lower customer demand due to increased competition with renewables, geopolitical instability, technical challenges in accessing new reserves, uneconomical market conditions, aging infrastructure, climate change initiatives and disruptions from natural disasters, which could limit the availability of fuel used to power our engines, affecting demand for our gas engines and other products across our customers’ industries. For more information, see “—The spread between gas and electricity prices and the predictability of electricity prices could result in reduced demand for our equipment and services, which could negatively affect our profitability.”
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
Various laws and governmental regulations governing internet-related services, related communications services, information technologies (“IT”) and the construction and location of data centers, and other critical infrastructure, both in the United States and internationally, remain largely unsettled, even in areas where there has been some legislative action. It is likely there will be further laws and regulations forthcoming in the United States and other countries where our customers operate in the areas of cybersecurity, data privacy and data security, artificial intelligence ("AI") and critical infrastructure construction, permitting and energy consumption, any of which could impact us and our customers. Additionally, current and future laws and regulations relating to the construction and siting of data centers could have an adverse effect on our business, as we are dependent on development of significant land areas within the data center business line. New laws may be introduced that may impact our clients, and that may be retrospective, in relation to water use, environmental, land use and development regulations, which could result in a decline in our sales volume. Certain state and local jurisdictions in the United States have already enacted or are considering enacting restrictions or moratoria on data center development in response to public opposition, and many local jurisdictions require discretionary approvals which could prohibit, restrict or condition data center development.
We may also face opposition to data center development and expansion from well-organized local and national groups, including local communities, environmental groups, non-governmental organizations and other special interest groups. In some cases, political candidates may run on platforms that oppose data center development or call for increased restrictions, which may increase the likelihood of additional moratoria, stricter permitting outcomes, repeal or narrowing of tax benefits, adoption of large-load tariffs or other requirements that allocate grid costs to large customers, prolonged approval processes, or project level conditions. For example, the Governor of Texas recently directed state grid regulators to conduct a review of the public impacts of data centers before any data center in the grid interconnection queue can proceed. The Governor also recently ordered the Texas Commission on Environmental Quality not to issue any new permits for data centers until such audit is complete.
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
In Europe, our customers, and indirectly our business, have benefited from a number of government-sponsored programs, incentives and initiatives related to renewable energy. For example, Germany extended their renewable energy law in 2025, which will expire in 2029, aimed at incentivizing flexible power generation with biogas, allowing our customers to benefit from biogas subsidy schemes, which we believe has increased their ability to purchase from us. Additionally, the German bill on securing electricity supply and providing new capacity (StromVKG) was adopted in July 2026 and aims at providing 9 GW of long-term capacity to stabilize the German energy capacity market. There can be no assurance that these subsidy schemes will remain in effect in their present form or at all, and the elimination, reduction or modification of these regulations could materially harm our business and results of operations.
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
Our diversified, global operations have increased, and may continue to increase, demands on our resources as we expand and may continue to require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technical experts, engineers, mechanics, field service technicians, sales and other personnel, particularly in the United States. Notably, our rapid capacity expansion in Trenton, New Jersey and Waukesha, Wisconsin exposes us to heightened ramp up and fulfillment risks, including the risk of a mismatch between the speed of our production ramp and the delivery timelines we have committed to in customer contracts. If the ramp up of our equipment, facilities, hiring, onboarding and training progresses more slowly than planned, we may be unable to deliver engines at the volumes and dates reflected in our backlog and prior sales commitments. For the nine months ended September 30, 2026, approximately 70% of our Equipment Order Intake was generated from data centers, which heightens the potential impact of any ramp up slippage on our backlog concentration. This could lead to re-sequencing of orders, delays, cost overruns, liquidated damages or other contractual penalties, renegotiations or cancellations and reputational harm, particularly for some of our large data center customers to whom our contracts provide favorable terms, such as penalties we owe for any delivery delays, equipment non-conformance and equipment failures, some of which could be substantial if there were to be significant delays or issues with deliveries. Short-term mitigation through alternative manufacturing sites is inherently limited and depends on the availability of appropriate equipment, test capacity and shift models at those locations, and there can be no assurance that such mitigation would offset near-term shortfalls. While we may be able to supplement capacity at existing facilities in Europe subject to the availability of certain equipment, tooling and test stands and only after specific upgrades expected no earlier than 2028, any such measures would likely require extended lead times and higher costs.
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
Our future operational performance and financial position depend to a significant degree on the success of the strategic and operational measures we plan to implement or are currently implementing. We aim to benefit from the disruptive trends in global energy markets, namely decarbonization, decentralization and digitalization. Building on our role as a key enabler and an integral part of the broader energy transition, we are committed to leading the deployment of hydrogen- and electroFuel- (“eFuel”) engines, which may help facilitate the acceleration and transformation from fossil fuels to renewable energy sources. However, we may be unable to capitalize on the industry shift to hydrogen as an alternative fuel due to a potentially limited and costly hydrogen supply, evolving regulatory regimes, intensified competition from alternative low‑carbon solutions and other customer adoption barriers. Digital solutions, one aspect of our Services segment, are needed to help improve availability and efficiency, reduce costs over an asset’s service life, and optimize performance and profitability remotely. To benefit from the ongoing digitalization trend, we plan to expand and enhance our myplant digital solution and tech support to provide further digital control to our customers allowing them to further optimize the performance of their processes. We aim to expand our myplant offerings to monitoring-as-a-service and energy-as-a-service customers, and we aim to expand our AI capabilities to our engine fleet. While we intend to focus our R&D spending on products and solutions that we expect to offer a competitive advantage, there can be no guarantee that our R&D spending will help us increase our market share or benefit from the current trends in global energy markets to deliver the targeted economic returns.
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
A substantial portion of our business depends on the continued growth of our current and potential customers’ data center networks. For the nine months ended September 30, 2026, approximately 70% of our Equipment Order Intake was generated from data centers. If these networks do not continue to grow, whether as a result of changes in the economy, regulatory environment, capital spending, building capacity in excess of demand, energy demand in excess of supply, inability to obtain, or delays in receiving, required permits and approvals, public opposition, or for any other reason, overall demand could decrease for our product offerings, which would have a material adverse effect on our business, results of operations and financial condition.
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
In addition, governments or regulatory bodies where our data center customers operate may change emission limits or enforce other environmental standards upon our customers through regulation, market-based emissions policies, permitting requirements or conditions, or changing consumer preferences which in turn could reduce the demand for our engines and negatively affect our business, results of operations and financial condition.

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
We offer an array of services and parts to customers of our engines, including recurring maintenance, spare parts, minor and major overhauls, upgrades, training as well as remanufactured spare parts and remanufactured engines. The Services segment generally produces higher margins than new engine sales in certain cases, making it particularly important for our financial performance. For the nine months ended September 30, 2026, our Services segment contributed 40% of our net sales. While our ambition is to further enhance our Services business, it may not keep generating the revenue and profitability we expect, and such services could decline in importance over time. This could happen for a number of reasons, including:
•changes in economic conditions, particularly the weakening of the electricity-gas price relationship, encouraging customers to become more cost conscious and less willing to commit to LSAs;
•a large proportion of customers deciding to move their services and maintenance needs in-house or to “gray market” parts (products sold outside our official, authorized distribution channels) providers;
•changes in customer preferences for connectivity and other digital services, including offerings from third-party software and hardware developers;
•competitive pressure forcing us to reduce the prices we charge for services and/or parts, thereby reducing our margins and profitability;
•pressure from supplier markets forcing us to increase costs for our supplied parts and services, thereby reducing our margins and profitability;
•circumstances outside of our customers’ control, such as economic downturns, energy prices or climate change, leading to a reduction in running hours of engines;
•extended maintenance intervals as a result of product quality improvements;
•extended hiring and training intervals as a result of rapid growth; and
•any unfavorable development of spark spread (the difference between the wholesale market price of electricity and the cost of production using natural gas) leading to a reduction of operating hours.
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
A significant portion of our revenue and associated production volume in a given quarter and year stems from engines we sell outright to our customers as a capital purchase. The sale of our engine products typically involves a significant commitment of capital by customers, which has and in the future may result in delays associated with large capital expenditures. For example, in 2026, due to a delay in the finalization of a financing agreement between one of our customers and the banks involved, we experienced a delay in revenue of approximately two months. A number of factors can lead to delays in placing and accepting purchase orders, such as an extensive review of all competing sources of self-generation, onsite delays including postponements in the production of data center shells and graphics processing units (“GPU”), the need to procure outside financing and delays, higher than expected order volume, lowering production and supplier capacity, and uncertainties imposed from the local authorities and utilities regarding site and interconnect permitting requirements. For these and other reasons, the sales cycle associated with our products can be lengthy and subject to a number of significant risks over which we have little or no control. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, this could have a material adverse effect on our business, results of operations and financial condition.
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

Further supply risks arise from other factors, such as decreases in extraction and production due to natural disasters, political instability or unrest or production limits imposed in extracting and producing countries. For example, China, which is currently the predominant producer of rare earth elements such as samarium, ytterbium, neodymium and cerium, has expressly limited the export of such elements in the past and is increasingly implementing measures to limit access to such materials, such as an export licensing system or the imposition of export restrictions on rare earth elements. The geopolitical and economic uncertainties created by the Russia-Ukraine conflict have also adversely impacted global energy and raw materials supply chains, including industrial metals and rare earth minerals. The degree of our exposure is dependent on (among other things) the type of materials, rates imposed, and timing of the tariffs. In addition, since 2025, the United States raised the tariff on steel and aluminum imports, which requires or incentivizes companies to source more equipment or components from domestic sources. These tariffs, and other potential legislation passed by the United States, could result in increased costs and/or impact our ability to source such materials. Significant price increases for raw materials required for our production of our engines could reduce our operating margins and could harm our business, financial condition and results of operation. Furthermore, quality issues with respect to raw materials, components and parts may necessitate technical measures involving a considerable financial outlay to the extent we cannot mitigate such developments through price increases via our end-customers.
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
For example, in the United States the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact comprehensive AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In the absence of comprehensive federal AI legislation, states have enacted laws regulating different aspects of AI Technologies.
Several states, such as Colorado, California, Texas and Utah, USA, have enacted or proposed laws governing the development and deployment of AI technologies to varying degrees, typically focusing on transparency requirements and high-risk uses of AI technologies. Collectively, these developments signal an emerging trend toward a patchwork of state-level governance of AI.

In Europe, the EU Artificial Intelligence Act, or the EU AI Act, which entered into force in August 2024, establishes broad obligations for the development and use of AI-based technologies in the EU based on their potential risks and level of impact. The majority of the substantive requirements are expected to apply from December 2, 2027, though certain transparency and labelling requirements became effective on August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and, in relation to the AI developed or deployed by the Company and includes requirements around transparency and output labelling (applicable on a phased timeline between August 2, 2026 and December 2, 2026), training data transparency, copyright compliance, and technical documentation (as applicable since August 2, 2025), and provides fines of up to the greater of €35 million and 7% of worldwide annual turnover for use of prohibited AI, and €15 million or 3% of such turnover for other non-compliance. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU. Further, the cost to comply with new or changing laws, regulations or industry standards relating to AI, or to adjust our business plans based on changes to how such laws are enforced, including adapting to loosened regulation to remain competitive, may impose significant costs and may limit our ability to develop, deploy or use AI Technologies. Additionally, the rapid evolution of AI may result in governments, state actors or other regulatory agencies enacting regulations that prevent any given government, state actor or regulatory agency from achieving certain AI goals. Given our status as a supplier of technologies with AI capabilities, we may be impacted by such regulations. Failure to appropriately respond to this evolving landscape may result in lawsuits (including class actions), investigations, enforcement actions, negative reputational impacts, and other penalties that materially impact our business.
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
Our success, and our ability to increase revenue and operate profitably, depend in part on our ability to retain and keep existing customers engaged so that they continue to purchase products, solutions and services from us. Relationships with existing customers are particularly relevant for our Services segment as our Services offering generates recurring revenue over several years through LSAs and digital solutions. While historically the majority of our revenue was generated from our Services segment, we expect this to shift and that the percentage of our revenue generated from equipment sales will increase, particularly in the near term, as a result of the increasing demand from data center customers. Our top five largest customers by revenue accounted for approximately 54% of our revenue for the nine months ended September 30, 2026. Our top five largest customers by revenue accounted for approximately 34%, 27% and 28% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, our top indirect account by revenue, Clarke Energy, accounted for 15.0%, 10.5% and 11.8% of our revenue, respectively. Accordingly, we are subject to customer concentration risk in the form of both the non-renewal of terminating service contracts, which can be brought on by financial distress, aggressive pricing offers from our competitors or merger and acquisition activity that is beyond our control, and as the cancellation of equipment purchases should there be any significant delays, non-conformance or other issues. See “—A substantial portion of our revenue is driven by a limited number of our customers, and the loss of, or significant reduction or delay in, spend from one or more of our top customers would adversely affect our business, operating results, financial condition and future prospects” and “—Our operations are expanding rapidly, and we may fail to effectively manage our anticipated growth and expansion of our operations. Our rapid growth and expansion have required and will continue to require significant capital expenditures and valuable management and employee resources” for more information. If one of our largest customers elects not to continue to purchase equipment from us or renew or extend existing service contracts or insists upon price concessions, we could realize a substantial loss of service revenue from a single customer, which could adversely affect our business, financial condition and results of operations.
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

A substantial portion of our revenue, order intake and backlog is driven by a limited number of customers. Our top five largest customers by revenue accounted for approximately 54% of our revenue for the nine months ended September 30, 2026, and approximately 34%, 27% and 28% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, our top indirect account by revenue, Clarke Energy, accounted for 15%, 11% and 12% of our revenue, respectively. Similarly, VoltaGrid, a specialized EaaS provider for CNG and power, serving customers across data center, industrial, energy and oil & gas sectors, represents a significant portion of our Equipment Order Intake, accounting for approximately 41%, 14% and 10% of Equipment Order Intake for the years ended December 31, 2025, 2024 and 2023, respectively. Any negative changes in demand, in these customers’ ability or willingness to perform under their contracts with us, in laws or regulations applicable to these customers or the regions in which they operate, or in our broader strategic relationship with these customers could adversely affect our business, operating results, financial condition and future prospects.
We anticipate that we will continue to derive a significant portion of our revenue, order intake and backlog from a limited number of customers for the foreseeable future, and in some cases, the portion of our revenue, order intake and backlog attributable to certain customers may increase in the future. The composition of our customer base, including our top customers, may fluctuate from period to period given that our customer composition has evolved as our business continues to evolve and scale and as the use cases for AI continue to develop, for example. However, we may not be able to maintain or increase revenue, order intake or backlog from our top customers for a variety of reasons, including the following:
•customers may develop their own equipment that may compete with ours;
•customers may choose to have their equipment serviced by third parties that are not affiliated with us or have the capacity to service their own equipment;
•some of our customers may redesign their systems to require fewer of our services with limited notice to us and may choose not to renew or increase their purchases of our equipment and services; and
•our customers may have pre-existing or concurrent relationships with, or may be, current or potential competitors that may affect such customers’ decisions to purchase our equipment and services.
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
Our products are either sold and serviced directly by us or indirectly through our channel partner network of authorized distributors, packagers, sales representatives and key accounts across our international markets. All of our engines for compression are sold indirectly as of September 30, 2026. When operating through distributors, we sell our engines and potentially digital services only to the distributor, who then is responsible for the end customer. Key accounts are large customers with whom we do not have exclusive contracts (which differentiates them from distributors) and who, similar to distributors, market our engines to their end customers. Packagers are channel partners that sell our engines to end customers as parts of complete packages for gas extraction, transmission and processing, combining elements from different manufacturers.
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
Our backlog consists of the amount of revenue we expect to realize from future work on unfulfilled contracts. These expectations may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected or not at all. In the past, we have experienced postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. Additionally, our backlog may not materialize into completed orders and revenues if the production of additional capacity is delayed or does not come to fruition. This can also impact relations with our customers. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable due to factors such as uncertain product costs with future build dates, particularly for contracts with long lead times or contracts with fixed pricing in accordance with the indices. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.

Our international operations may expose us to business, regulatory, political, legal, operational, financial, pricing and reimbursement and economic risks.
For the nine months ended September 30, 2026, 31%, 51% and 18% of our revenue was derived from Europe, North America and the Rest of World, respectively, and our manufacturing footprint spans across Austria, Canada and the United States. We expect to continue to make significant investments to expand our international operations and production, notably in the United States, and compete with local and global competitors. Our global business is subject to risks associated with doing business across international jurisdictions, including, but not limited to:
•multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, licenses and climate protection regulations;
•Various environmental, health and safety laws and regulations and potential litigation, non-compliance with, or liabilities under, such laws and regulations could result in substantial costs, fines, sanctions, claims, additional regulatory oversight, suspension of operations and reputational harm;
•potential infringement of third‑party intellectual property rights;
•complexities in managing unions and mitigating work stoppages, strikes and labor disputes;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•catastrophic events or accidents such as fires, explosions, natural disasters, earthquakes, landslides, floods, severe weather storms or other weather events (including weather conditions associated with climate change) or other similar events or catastrophes;
•economic weakness, including inflation or political instability;
•difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations, including taxes;
•increased litigation risk, specifically contractual dispute risk; and
•certain expenses including, among others, expenses for travel, translation and insurance.
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
As we enter into new and emerging markets that are less developed, we are exposed to additional risks such as:
•our failure to obtain and maintain regulatory approvals for the operation of our business in various countries;
•complexities and difficulties in obtaining protection and enforcing our intellectual property;
•difficulties in establishing operations in new markets;
•difficulties, delays and shortages in staffing volumes and labor qualification; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the anti-bribery laws of the jurisdictions in which we operate.

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
We and our customers are susceptible to losses and interruptions caused by extreme weather conditions such as droughts, hurricanes, tsunamis, blizzards, floods, wildfires and water or other natural resource shortages, which may increase in frequency and severity as a result of climate change. Such events could affect our business and have a significant impact on our operations and financial performance. Longer and warmer seasons or extreme cold could materially affect the operations of our customers and limit the attractiveness of our products. Severe weather, such as floods, droughts, hurricanes, tsunamis, water or other natural resource shortages, high winds and seas, fires, blizzards and extreme temperatures may materially impact our business and performance, including related to supply chain disruptions, evacuation of personnel, curtailment of services and suspension of operations, inability to deliver materials to job sites in accordance with contract schedules, loss of or damage to equipment, plants and warehouses, and reduced productivity. Our Jenbach plants and warehouses and our Texas warehouses and offices, in particular, are exposed to the risk of flooding, and while we have installed a flood mitigation system, there can be no assurance that the flood mitigation will be effective against all flood damage. The effect of flooding could materially affect our ability to sell our equipment and services, as well as materially impact our plants, warehouses, offices and other facilities, which could adversely impact our supply chain, business, financial position and results of operations. Additionally, an increase in temperatures may reduce the utility of the heat our engines produce and increase the risk of engine blackouts, which may adversely affect our operations and financial performance. Further, extreme weather conditions could materially impact our customers’ operations, which could affect our operations and financial performance. We cannot guarantee that extreme weather conditions will not have a more severe impact on us in the future.
We are dependent on good relationships with our workforce. Strikes or other labor-related conflicts as well as rising wages or indirect labor costs could have a material adverse effect on our business.
As of September 30, 2026, we employed 5,642 FTEs (for which we include all employees or employees of record excluding interns, contractors, apprentices, passive employees and employees on leaves of absence) worldwide. Most of our staff at the Austrian, Belgian, Brazilian, Dutch, Danish, German, Italian and Spanish locations, and to a lesser extent elsewhere in the world, are covered by collective bargaining agreements. Although we believe that we have good relationships with our workforce, works councils and unions, there is no assurance that when existing collective bargaining agreements expire, new agreements will be concluded on terms that are satisfactory to us. Further, there can be no assurance that any such agreements will only be reached following strikes or similar actions. If production is affected over a longer period of time by labor disputes, this could have a material adverse impact on our business, financial position and results of operations. The relationship with our employees and our reputation as an employer may also be negatively affected by the disruptive trends in the energy industry that require changes in our strategy and may require us to adjust our portfolio and manufacturing footprint and thus to reduce our workforce. In addition, wage inflation, driven by mandatory collective bargaining agreement increases or driven by competition for talent or ordinary course pay increases, may increase our cost of providing services and reduce our profitability if we are not able to pass those costs on to our customers or charge premium prices when justified by market demand. We may also need to adjust salaries to keep a positive labor market reputation and to be considered as an attractive and reliable employer with comfortable salaries in relation to the work offered to our employees.
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
In December 2024, INNIO Group Holding GmbH and INNIO Holding Inc. (previously INNIO North America Holding Inc.), as borrowers, entered into a repricing arrangement with a consortium of several investment banks, affecting a term loan B facility in the amount of €1,100 million (“Term Loan B – EUR”) and a term loan B (USD) facility in the amount of $600 million (“Term Loan B – USD”). In October 2025, we entered into an additional loan of $750.0 million maturing in November 2028 (“Term Loan B2 – USD”).
In September 2025, we entered into a credit facility agreement with National Bank of Canada for a secured term loan facility with an aggregate principal amount of $35.2 million (CAD $49 million) which was used to purchase the land and building in Welland, Canada that was previously accounted for as a failed sale-and-leaseback liability related to our production site in Welland, Canada.
Effective November 28, 2025, we also increased the guarantee facility from $120.0 million to €250.0 million.
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
In June 2026, we executed an amend and extend transaction for our $225 million revolving credit facility (“RCF”) and the €250 million guarantee facility. The RCF was increased and redenominated from $225.0 million (comprising of $140.0 million RCF, $45.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale, as well as a $40.0 million ancillary facility with Erste Group Bank AG) to €300.0 million (comprising of €210.0 million RCF (undrawn as of September 30, 2026), €50.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale (undrawn as of September 30, 2026), as well as a €40.0 million ancillary facility with Erste Group Bank AG ($39.7 million from the ancillary facility line as of September 30, 2026 is temporarily designated to our supplier finance program and the remaining part of the ancillary facility was undrawn)). As part of the transaction, the maturity of the €250.0 million guarantee facility, the €210.0 million RCF and the €50.0 million ancillary facility with Landesbank Hessen-Thüringen Girozentrale was extended from May 2028 to May 2031. Separately in June 2026, the maturity of the €40.0 million ancillary facility with Erste Group Bank AG was extended from July 2026 to July 2027 (subject to annual extension).

During the term of the consolidated USD term loan and the Term Loan B – EUR agreements, (collectively, “Term Loan B”), we must comply with the obligations, covenants and restrictions set out in the SFA. The SFA provides for certain covenants such as the reporting of financial information, the holding of annual conference calls, limitation on other indebtedness subject to certain exceptions, restrictions on certain payments, including to shareholders, and on the disposal of assets. Our IPO triggered the disapplication of certain covenants and undertakings in accordance with the terms of the SFA, such as (amongst others) the covenants restricting debt incurrence, payment of dividends, making of loans and investments, asset dispositions, affiliate transactions and mergers of guarantors. However, a breach of applicable covenants or other contractual obligations contained in our external financing agreements, including any arrangements we enter into in the future, could result in an event of default that may trigger immediate repayment obligations or may lead to the seizure of collateral posted by us, all of which may adversely affect our business.
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
In addition, we face interest rate risks as a result of potential changes in the market interest rate particularly against the background of recent inflationary tendencies and may lead to a change in fair value in the case of fixed interest-bearing financial instruments and to fluctuations in interest payments in the case of variable interest-bearing financial instruments. Our interest risks arise primarily from the EURIBOR and USD SOFR rates’ fluctuations. We have hedged these risks with eleven interest rate swaps at the level of INNIO Group Holding GmbH, INNIO Holding Inc. (previously INNIO North America Holding Inc.) and INNIO Beteiligungs GmbH as of September 30, 2026. In addition, we used an interest rate swap to hedge the interest rate risk arising from fluctuations in the Canadian Overnight Repo Rate Average (“CORRA”) rate, which is the base rate for our credit facility agreement with the National Bank of Canada. We cannot guarantee we will be able to extend or adequately replace these swaps for future periods. If interest rates were to increase significantly in the future, our interest expenses associated with these obligations would increase, reducing cash flow available for capital expenditures.
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
As of September 30, 2026, the carrying value of goodwill amounted to $1,666.8 million. As of December 31, 2025, 2024 and 2023, the carrying value of goodwill amounted to $1,686.6 million, $1,542 million, and $1,613 million, respectively. Other intangible assets also represent a significant share of total assets. As of September 30, 2026, the carrying value of other intangible assets amounted to $700.0 million, or 11% of our total assets. As of December 31, 2025, 2024 and 2023, the carrying value of other intangible assets amounted to $777.3 million, $762 million and $882 million, respectively, or 16%, 20% and 22%, respectively, of our total assets. An impairment loss is recognized in the amount by which the asset’s carrying amount exceeds its recoverable amount. Impairment losses may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other factors. Any of these factors may cause an impairment of goodwill and other intangible assets if they have a lasting negative impact on our business. The amount of any quantified impairment must be expensed immediately as a charge to our results of operations. Therefore, depending on future circumstances, it cannot be ruled out that we may not realize the full value of our goodwill or other intangible assets. Any determination of impairment of goodwill or other intangible assets could have a material adverse effect on our business, financial condition, results of operations, and, in addition, may significantly deteriorate the confidence of important stakeholders.
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

Our operations are subject to trade and economic sanctions, export controls, anti-bribery, anti-corruption, anti-money laundering and antitrust laws and regulations and the risk of fraud.
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
The market price of our common shares may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, many of which are beyond our control, including the following:
•price and volume fluctuations, as well as volatility, in the overall stock market from time to time;
•changes in operating performance and stock market valuations of other energy infrastructure companies generally, or those in our industry in particular;
•actual or perceived security breaches or other security incidents;
•any actual or anticipated changes in the financial projections we may provide to the public or our failure to meet those projections;
•sales of shares of our common shares by us or our shareholders;
•the recruitment or departure of key personnel;
•changes in prevailing interest rates and other macroeconomic conditions;
•fluctuations in the trading volume of our shares or the size of our public float;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•failure of securities analysts to maintain coverage of us, changes in actual or future expectations of investors or securities analysts or our failure to meet these estimates or the expectations of investors;
•litigation involving us, our industry or both;
•governmental or regulatory actions or audits;
•regulatory or legal developments in the United States and other countries;
•our ability to produce timely and accurate financial statements; and
•changes in accounting standards, policies, guidelines, interpretations, or principles.
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
Our quarterly results of operations have historically varied from period to period, and we expect that our results of operations will continue to vary in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results for any one quarter are not necessarily an accurate indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly financial results include:
•general economic conditions, including economic slowdowns, recessions, interest rate changes, inflation, and the tightening of credit markets;
•the demand of new equipment and services;
•the amount and timing of costs and availability related to our materials;
•the amount and timing of operating expenses related to maintaining and expanding our business, operations and infrastructure;
•our ability to manage our expanding global capacity and geographic mix;
•network outages or actual or perceived security breaches or incidents;
•the investment in R&D;
•our involvement in litigation or regulatory enforcement efforts (or the threat thereof) or those that impact our industry generally; and
•changes in laws and regulations that impact our business.
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
We are controlled by our Principal Shareholder, who owned 86.2% of our common shares in the aggregate as of September 30, 2026. Accordingly, our Principal Shareholder is able to control the outcome of substantially all matters that require a resolution of our general meeting, including the appointment of our directors and the approval of material transactions. Consequently, by virtue of its shareholding, our Principal Shareholder could exercise a controlling interest over our business, affairs and policies, including the appointment of our directors and the entering into of business combinations or dispositions and other corporate transactions. Even if our Principal Shareholder was to own or control less than a majority of our total outstanding common shares, it would still be able to exert significant influence over the outcome of substantially all matters that require a resolution of our general meeting so long as they own a significant portion of our total outstanding common shares.
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
Moreover, for as long as the Relationship Agreement has not terminated in accordance with its terms, our Principal Shareholder will have certain rights in respect of the composition of our board of directors and our governance:

•our Principal Shareholder will have the right to make a binding nomination for up to five (5) of our non-executive directors, depending on and commensurate to the percentage of our issued share capital held by our Principal Shareholder, which can only be overruled by a two-thirds majority of votes cast by our general meeting representing more than half of our issued share capital;
•our Principal Shareholder may appoint up to four (4) observers to our board of directors, who will be allowed to attend meetings of our board of directors, may have consultation rights in relation to resolutions passed by our board of directors in writing, and may receive certain information and documents in connection therewith, for as long as our Principal Shareholder holds at least 15% of our issued share capital;
•for as long as our Principal Shareholder holds more than 15% of our issued share capital, subject to certain exceptions, resolutions of our board of directors can only be passed if at least one nominee of our Principal Shareholder, selected by our Principal Shareholder, serving on our board of directors is present or represented (provided that such nominee(s) is/are allowed to exercise his/her/their voting rights under applicable law);
•for as long as our Principal Shareholder holds more than 20% of our issued share capital, it may convene our general meeting and set the agenda for our general meeting;
•for as long as our Principal Shareholder holds more than 25% of our issued share capital, certain resolutions of our board of directors can only be passed with the affirmative vote of at least one nominee of our Principal Shareholder, selected by our Principal Shareholder, serving on our board of directors (provided that such nominee(s) is/are allowed to exercise his/her/their voting rights under applicable law); and
•for as long as our Principal Shareholder holds more than 50% of our issued share capital, certain resolutions of our general meeting, including to amend our articles of association, will require a proposal of our board of directors with the affirmative vote of at least one nominee of our Principal Shareholder, selected by our Principal Shareholder, serving on our board of directors (provided that such nominee(s) is/are allowed to exercise his/her/their voting rights under applicable law).
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
Our Principal Shareholder controls a majority of our outstanding common shares. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the Nasdaq rules and may elect not to comply with certain corporate governance requirements of Nasdaq, including:
•the requirement that a majority of our board of directors consist of independent directors;
•the requirement that we have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

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
Sales of a substantial number of common shares in the public market or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. Substantially all of our existing shareholders, including the Principal Shareholder, are subject to lock-up agreements with the underwriters of the IPO that restrict the shareholders’ ability to transfer common shares for 180 days from June 3, 2026, the date of the Prospectus, subject to certain exceptions. As of September 30, 2026, we had 750,000,000 common shares outstanding of which, 646,500,000 shares will become eligible for sale upon expiration of the lock-up period, subject to certain limitations. None of the shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Further, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC may, in their sole discretion, release all or some portion of the shares subject to the lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could have a material and adverse effect on the trading price of our common shares.
Moreover, our Principal Shareholder, who holds 646,500,000 of our outstanding common shares as of September 30, 2026, has rights pursuant to the Registration Rights Agreement, subject to certain conditions, such as the 180-day lock-up arrangement described above, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Any sales of securities by our Principal Shareholder could have a material and adverse effect on the trading price of our common shares.

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
Under Dutch law, various protective measures are possible and permissible within the boundaries set by Dutch law and Dutch case law. In this respect, certain provisions of our articles of association may make it more difficult for a third party to acquire control of us or effect a change in the composition of our board of directors. These include:
•a provision that our directors can only be appointed on the basis of a binding nomination prepared by our Principal Shareholder or by our board of directors (as applicable), which can only be overruled by a two-thirds majority of votes cast representing more than half of our issued share capital;
•a provision that our directors can only be dismissed by the general meeting by a two-thirds majority of votes cast representing more than half of our issued share capital, unless the dismissal is proposed by our board of directors in which latter case a simple majority of the votes cast would be sufficient;
•a provision allowing, among other matters, our Principal Shareholder (if it concerns any of its nominees serving on our board of directors) or our board of directors (for all other directors) to appoint a temporary replacement if one or more (but not all) directors are absent or unable to act, including if they are dismissed by our general meeting; and
•a requirement that certain matters, including an amendment of our articles of association, may only be resolved upon by our general meeting without a proposal by our board of directors with an increased majority of at least two-thirds of the votes cast.
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

Moreover, our board of directors is able to invoke a cooling-off period of up to 250 days when shareholders, using their right to have items added to the agenda for a general meeting or their right to request a general meeting, propose an agenda item for our general meeting to dismiss, suspend or appoint one or more directors (or to amend any provision in our articles of association dealing with those matters) or when a public offer for our company is made or announced without our support, provided, in each case, that our board of directors believes that such proposal or offer materially conflicts with the interests of our company and its business. During a cooling-off period, our general meeting cannot dismiss, suspend or appoint directors (or amend the provisions in our articles of association dealing with those matters) except at the proposal of our board of directors. During a cooling-off period, our board of directors must gather all relevant information necessary for a careful decision-making process and at least consult with shareholders representing 3% or more of our issued share capital at the time the cooling-off period was invoked, as well as with our Dutch works council (if we or, under certain circumstances, any of our subsidiaries would have one). Formal statements expressed by these stakeholders during such consultations must be published on our website to the extent these stakeholders have approved that publication. Ultimately one week following the last day of the cooling-off period, our board of directors must publish a report in respect of its policy and conduct of affairs during the cooling-off period on our website. This report must remain available for inspection by shareholders and others with meeting rights under Dutch law at our office and must be tabled for discussion at the next general meeting. Shareholders representing at least 3% of our issued share capital may request the Enterprise Chamber of the Amsterdam Court of Appeal, or the Enterprise Chamber (Ondernemingskamer), for early termination of the cooling-off period. The Enterprise Chamber must rule in favor of the request if the shareholders can demonstrate that:
•our board of directors, in light of the circumstances at hand when the cooling-off period was invoked, could not reasonably have concluded that the relevant proposal or hostile offer constituted a material conflict with the interests of our company and its business;
•our board of directors cannot reasonably believe that a continuation of the cooling-off period would contribute to careful policymaking; or
•other defensive measures, having the same purpose, nature and scope as the cooling-off period, have been activated during the cooling-off period and have not since been terminated or suspended within a reasonable period at the relevant shareholders’ request (i.e., no ‘stacking’ of defensive measures).
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended September 30, 2026, no director or “officer” (as defined in Rule 16a–1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non–Rule 10b5–1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S–K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1+	Articles of Association of INNIO N.V. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2026)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a–14(a) and 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a–14(a) and 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
** Furnished herewith. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.
+ Previously filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNIO N.V.

Date: October 27, 2026	By:	/s/ Olaf Berlien
Dr. Olaf Berlien
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2026	By:	/s/ Dennis Schulze
Dr. Dennis Schulze
Chief Financial Officer
(Principal Financial Officer)